Form 10-Q
period 1995-06-30
ELECTRONIC TELE COMMUNICATIONS INC
filed 1995-08-10
CIK 773547

                                  FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                               _______________


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                      For the Period ended June 30, 1995

                                      OR

        [  ] Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                               _______________


                        Commission File Number 0-13981

                               _______________


                     ELECTRONIC TELE-COMMUNICATIONS, INC.
            (Exact name of registrant as specified in its charter)

                   Wisconsin                                39-1357760
           (State of incorporation)            (IRS Employer Identification No.)

        1915 MacArthur Road   Waukesha, Wisconsin                  53188
   (Address of principal executive offices)                      (Zip Code)

             Registrant's telephone number, including area code:
                                (414) 542-5600

                               _______________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X       No _____

                               _______________


As of August 1, 1995, there were outstanding 2,003,949 shares of Class A common stock and 500,000 shares of Class B common stock. The Class B common stock, 79.5% of which is owned by affiliates, is the only voting stock. There is no market for the Class B common stock.

                          FORM 10-Q QUARTERLY REPORT
                      FOR THE PERIOD ENDED JUNE 30, 1995

In this report, Electronic Tele-Communications, Inc. is also referred to as Electronic Tele-Communications, ETC, and the Company.

                               _______________


                                                Table of Contents


                                                                                                   Page
PART I      Financial Information

  Item 1.   Financial Statements

               Consolidated Condensed Balance Sheets  . . . . . . . . . . . . . . . . . . . . . .   2

               Consolidated Condensed Statements of Operations  . . . . . . . . . . . . . . . . .   3

               Consolidated Condensed Statements of Cash Flows  . . . . . . . . . . . . . . . . .   4

               Notes to Consolidated Condensed Financial Statements . . . . . . . . . . . . . . .   5

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

PART II        Other Information

  Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .   7

  Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .   7

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994

                                                      (UNAUDITED)
                                                        JUNE 30                      DECEMBER 31
                                                          1995                           1994
                                                      -------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $   772,283                     $   627,045
  Trade accounts receivable, net                        1,088,305                       1,836,679
  Inventories (Note 2)                                  2,637,772                       2,429,979
  Refundable income taxes                                   4,157                            -
  Deferred income tax benefits                            338,770                         387,540
  Prepaid expenses and other current assets               116,653                         152,659
                                                      -------------------------------------------
    Total current assets                                4,957,940                       5,433,902

LEASED SERVICE EQUIPMENT, NET                              50,517                          59,123
PROPERTY, PLANT AND EQUIPMENT, NET                      2,373,469                       2,420,569
DEFERRED INCOME TAX BENEFITS                              189,930                         141,160
EXCESS COST OVER NET ASSETS ACQUIRED                    1,146,577                       1,166,869
                                                      -------------------------------------------
                                                      $ 8,718,433                     $ 9,221,623
                                                      ===========================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                    $   177,961                     $   384,511
  Accrued expenses                                        820,712                         853,332
  Income taxes payable                                       -                             50,426
  Deferred revenue                                        240,938                         205,296
                                                      -------------------------------------------
    Total current liabilities                           1,239,611                       1,493,565

OTHER LONG-TERM LIABILITIES                               377,265                         416,492
                                                      -------------------------------------------
    Total liabilities                                   1,616,876                       1,910,057
                                                      -------------------------------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000
    shares, none issued                                  -                             -
  Class A common stock, authorized 10,000,000
    shares, par value $.01, issued and
    outstanding 2,003,949 shares                           20,039                          20,039
  Class B common stock, authorized 10,000,000
    shares, par value $.01, issued and
    outstanding 500,000 shares                              5,000                           5,000
  Additional paid-in capital                            3,323,528                       3,323,528
  Retained earnings                                     3,752,990                       3,962,999
                                                      -------------------------------------------
    Total stockholders' equity                          7,101,557                       7,311,566
                                                      -------------------------------------------
                                                      $ 8,718,433                     $ 9,221,623
                                                      ===========================================


See accompanying notes to consolidated condensed financial statements.

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
  THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1995 AND 1994 - (UNAUDITED)

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                June 30                         June 30
                                                        ------------------------       ---------------------------
                                                         1995           1994            1995            1994
                                                        ------------------------       ---------------------------
NET SALES                                               $3,776,796    $3,918,547       $6,740,364       $7,844,643

COST OF PRODUCTS SOLD                                    1,710,688     1,766,440        3,140,123        3,625,107
                                                        ------------------------       ---------------------------
GROSS PROFIT                                             2,066,108     2,152,107        3,600,241        4,219,536

OPERATING EXPENSES:
  General and administrative                               439,766       509,469          910,224          989,889
  Marketing and selling                                    696,518       703,795        1,443,928        1,382,713
  Research and development                                 635,161       644,172        1,363,355        1,274,859
                                                        ------------------------       ---------------------------
                                                         1,771,445     1,857,436        3,717,507        3,647,461
                                                        ------------------------       ---------------------------

EARNINGS (LOSS) FROM OPERATIONS                            294,663       294,671         (117,266)         572,075

OTHER INCOME (EXPENSE):
  Interest expense                                          (9,163)       (4,767)          (9,907)         (18,212)
  Interest and dividend income                                 150           926            1,098            1,683
  Miscellaneous                                                149       (16,859)          (9,997)         (34,973)
                                                        ------------------------       ---------------------------
                                                            (8,864)      (20,700)         (18,806)         (51,502)
                                                        ------------------------       ---------------------------

EARNINGS (LOSS) BEFORE INCOME TAXES                        285,799       273,971         (136,072)         520,573

  Income taxes                                              98,200        92,400          (46,300)         166,700
                                                        ------------------------       ---------------------------
NET EARNINGS (LOSS)                                       $187,599      $181,571         ($89,772)        $353,873
                                                        ========================       ===========================
EARNINGS (LOSS) PER SHARE:
  Class A common                                             $0.08         $0.07           ($0.02)           $0.15
  Class B common                                             $0.08         $0.07           ($0.08)           $0.09

Weighted average common
  shares outstanding                                     2,503,949     2,503,768        2,503,949        2,512,137


See accompanying notes to consolidated condensed financial statements.

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          Six-Month Periods Ended June 30, 1995 and 1994 - (UNAUDITED)


                                                         SIX MONTHS ENDED JUNE 30
                                                          ------------------------
                                                           1995             1994
                                                          ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                     ($89,772)       $353,873
  Adjustments to reconcile net earnings to net cash
    provided (used) by operating activities:
      Depreciation and amortization                        297,428         330,778
      Use of acquired loss carryforwards                       --           26,515
      Deferred income taxes                                    --          (23,800)
      (Increase) decrease in trade accounts receivable     748,374        (824,137)
      (Increase) decrease in inventories                  (207,793)        509,912
      Increase in refundable income taxes                   (4,157)            --
      (Increase) decrease in prepaid expenses and
        other current assets                                36,006         (17,334)
      Increase (decrease) in accounts payable
        and accrued expenses                              (278,397)         10,963
      Increase (decrease) in income taxes payable          (50,426)         65,667
      Increase (decrease) in deferred revenue               35,642         (10,227)
                                                          ------------------------
        Total adjustments                                  576,677          68,337
                                                          ------------------------
        Net cash provided by operating activities          486,905         422,210
                                                          ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (221,430)       (206,807)
                                                          ------------------------
        Net cash used by investing activities             (221,430)       (206,807)
                                                          ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                          (120,237)       (120,148)
  Repayment of revolving credit facility                       --         (300,000)
  Proceeds from issuance of common stock                       --            8,775
                                                          ------------------------
        Net cash used by financing activities             (120,237)       (411,373)
                                                          ------------------------
Net increase (decrease) in cash and cash equivalents       145,238        (195,970)
Cash and cash equivalents at beginning of year             627,045         623,599
                                                          ------------------------
Cash and cash equivalents at end of period                $772,283        $427,629
                                                          ========================
Supplemental disclosures of cash flow information:
  Cash received from income tax refunds                        $ -           $ --
  Cash paid for income taxes                               228,283          98,318
  Cash paid for interest expense                             9,907          18,212


See accompanying notes to consolidated condensed financial statements.

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          JUNE 30, 1995 - (UNAUDITED)



1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, such consolidated condensed financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation. Operating results for the three-month and six-month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report to Shareholders.


2. INVENTORIES

Inventories consisted of the following:


                                                     JUNE 30       December 31
                                                      1995             1994
                                               --------------     --------------

  Raw materials and supplies                   $     1,577,303    $     1,733,826
  Work-in-process and finished goods                 1,257,031          1,153,383
  Maintenance parts                                    390,189            317,890
  Reserve for obsolescence                            (586,751)          (775,120)
                                               ---------------    ---------------
  Total inventories                            $     2,637,772    $     2,429,979
                                               ===============    ===============

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 JUNE 30, 1995 AND 1994, AND DECEMBER 31, 1994
                                  (UNAUDITED)


RESULTS OF OPERATIONS

Net sales for the six-month period ended June 30, 1995, were $6,740,364, compared to $7,844,643 for the corresponding period of 1994. For the three-month periods ended June 30, 1995 and 1994, net sales were $3,776,796 and $3,918,547, respectively. The decrease in net sales in the 1995 periods was due primarily to reduced capital expenditures by the telephone companies and original equipment manufacturers resulting in lower than expected demand for the Company's interactive voice response systems. Product pricing remained relatively constant between periods for the Company's equipment.

Gross profit as a percentage of net sales for the six-month periods ended June 30, 1995 and 1994, were 53% and 54%, respectively. For the three-month periods ended June 30, 1995 and 1994, gross profit was 55%. Despite lower sales volume in the 1995 periods over which to spread fixed manufacturing costs, gross profit as a percentage of sales was relatively constant due to more efficient manufacturing operations.

Operating expenses were $3,717,507, or 55% of net sales for the six-month period ended June 30, 1995, compared to $3,647,461, or 46% for the
corresponding period of 1994.   As a percentage of net sales, operating
expenses increased in the 1995 six-month period due to spreading these costs over a lower sales volume. Operating expense dollars also increased slightly in the 1995 six-month period due primarily to higher marketing activity and hiring personnel in sales, marketing and engineering positions which were vacant in the 1994 period.

Net loss for the six-month period ended June 30, 1995, was $89,772 versus net earnings of $353,873 for the same period of 1994. The decrease in net earnings between periods was due to lower sales volume and higher operating expenses, partially offset by more efficient manufacturing operations. For the three-month period ending June 30, 1995, net earnings were slightly higher than the comparable period of 1994 despite lower 1995 sales. This was the result of lower operating expenses in the 1995 period.


LIQUIDITY AND FINANCIAL RESOURCES

Working capital was $3,718,329 as of June 30, 1995, compared to $3,940,337 at December 31, 1994. Cash provided by operating activities was $486,905 for the six-month period ended June 30, 1995, compared to $422,210 for the corresponding 1994 period. The cash provided by operating activities in the 1995 period was due primarily to decreases in accounts receivable, partially offset by an increase in inventories. Cash used for capital expenditures was relatively constant between periods.

As of June 30, 1995, the Company had no borrowings on its available $3,500,000 revolving credit facility.

At current operating levels, management believes that cash generated from operations, together with the available revolving credit facility, will provide adequate funds to meet the Company's needs for the foreseeable future.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         -- None --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  Exhibit 11.   Computation of Earnings Per Share
                  Exhibit 27.   Financial Data Schedule

         (b)  Reports on Form 8-K

                  -- None --




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ELECTRONIC TELE-COMMUNICATIONS, INC.





                                                      /s/ Jeffrey M. Nigl
                                              ----------------------------------
                                                        Jeffrey M. Nigl
                                                 Vice President, Chief Financial
                                                Officer, Treasurer and Principal
                                                        Accounting Officer


Date: August 8, 1995