Form 10-Q
period 1995-09-30
ELECTRONIC TELE COMMUNICATIONS INC
filed 1995-11-03
CIK 773547

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                _______________


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the Period ended September 30, 1995

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

                                _______________

As of November 1, 1995, there were outstanding 2,003,949 shares of Class A common stock and 500,000 shares of Class B common stock. The Class B common stock, 79.5% of which is owned by affiliates, is the only voting stock. There is no market for the Class B common stock.

                           FORM 10-Q QUARTERLY REPORT
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1995

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

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7


              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                   (UNAUDITED)
                                                   SEPTEMBER 30   December 31
                                                      1995           1994
                                                  ---------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                        $   689,816   $   627,045
  Trade accounts receivable, net                       820,911     1,836,679
  Inventories (Note 2)                               2,328,537     2,429,979
  Refundable income taxes                              111,461         -
  Deferred income tax benefits                         329,586       387,540
  Prepaid expenses and other current assets             88,717       152,659
                                                  ---------------------------
    Total current assets                             4,369,028     5,433,902

LEASED SERVICE EQUIPMENT, NET                           44,255        59,123
PROPERTY, PLANT AND EQUIPMENT, NET                   2,443,136     2,420,569
DEFERRED INCOME TAX BENEFITS                           199,114       141,160
EXCESS COST OVER NET ASSETS ACQUIRED                 1,136,431     1,166,869
                                                  ---------------------------
                                                   $ 8,191,964   $ 9,221,623
                                                  ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                 $   103,407   $   384,511
  Accrued expenses                                     915,965       853,332
  Income taxes payable                                   -            50,426
  Deferred revenue                                     116,756       205,296
                                                  ---------------------------
    Total current liabilities                        1,136,128     1,493,565

OTHER LONG-TERM LIABILITIES                            357,466       416,492
                                                  ---------------------------
    Total liabilities                                1,493,594     1,910,057
                                                  ---------------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000
    shares, none issued                                  -             -
  Class A common stock, authorized 10,000,000
    shares, par value $.01, issued and
    outstanding 2,003,949 shares                        20,039        20,039
  Class B common stock, authorized 10,000,000
    shares, par value $.01, issued and
    outstanding 500,000 shares                           5,000         5,000
  Additional paid-in capital                         3,323,528     3,323,528
  Retained earnings                                  3,349,803     3,962,999
                                                  ---------------------------
    Total stockholders' equity                       6,698,370     7,311,566
                                                  ---------------------------
                                                   $ 8,191,964   $ 9,221,623
                                                  ===========================


See accompanying notes to consolidated condensed financial statements.

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
    THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994 -
                                 (UNAUDITED)

                                                       THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                          SEPTEMBER 30                             SEPTEMBER 30
                                           ---------------------------------------   ----------------------------------------
                                                  1995                   1994               1995                   1994
                                           ---------------------------------------   ----------------------------------------
NET SALES                                    $  2,958,538            $  4,244,757       $  9,698,902            $ 12,089,400

COST OF PRODUCTS SOLD                           1,569,926               2,126,146          4,710,049               5,751,253
                                           ---------------------------------------   ----------------------------------------

GROSS PROFIT                                    1,388,612               2,118,611          4,988,853               6,338,147

OPERATING EXPENSES:
  General and administrative                      403,150                 449,969          1,313,374               1,439,858
  Marketing and selling                           718,808                 713,865          2,162,736               2,096,578
  Research and development                        622,011                 627,530          1,985,366               1,902,389
                                           ---------------------------------------   ----------------------------------------
                                                1,743,969               1,791,364          5,461,476               5,438,825
                                           ---------------------------------------   ----------------------------------------

EARNINGS (LOSS) FROM OPERATIONS                  (355,357)                327,247           (472,623)                899,322

OTHER INCOME (EXPENSE):
  Interest expense                                   (584)                 (1,288)           (10,491)                (19,500)
  Interest and dividend income                         37                   2,041              1,135                   3,724
  Miscellaneous                                   (10,146)                (11,209)           (20,143)                (46,182)
                                           ---------------------------------------   ----------------------------------------
                                                  (10,693)                (10,456)           (29,499)                (61,958)
                                           ---------------------------------------   ----------------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES              (366,050)                316,791           (502,122)                837,364

  Income taxes                                   (103,100)                102,100           (149,400)                268,800

                                           ---------------------------------------   ----------------------------------------
NET EARNINGS (LOSS)                          $   (262,950)           $    214,691       $   (352,722)           $    568,564
                                           =======================================   ========================================
EARNINGS (LOSS) PER SHARE:
  Class A common                             $      (0.10)           $       0.09       $      (0.12)           $       0.24
  Class B common                             $      (0.12)           $       0.07       $      (0.20)           $       0.16

Weighted average common
  shares outstanding                            2,503,949               2,503,949          2,503,949               2,509,408


See accompanying notes to consolidated condensed financial statements.

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
       NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994 - (UNAUDITED)


                                                                    NINE MONTHS ENDED SEPTEMBER 30
                                                                --------------------------------------
                                                                   1995                     1994
                                                                --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                            $   (352,722)            $   568,564
  Adjustments to reconcile net earnings to net cash
    provided (used) by operating activities:
      Depreciation and amortization                                   441,553                 478,774
      Use of acquired loss carryforwards                                   --                  39,772
      Deferred income taxes                                                --                 (49,300)
      (Increase) decrease in trade accounts receivable              1,015,768                (506,682)
      Decrease in inventories                                         101,442                 700,604
      Increase in refundable income taxes                            (111,461)                     --
      Decrease in prepaid expenses and
        other current assets                                           63,942                  39,637
      Increase (decrease) in accounts payable
        and accrued expenses                                         (277,497)                 50,486
      Increase (decrease) in income taxes payable                     (50,426)                 74,739
      Increase (decrease) in deferred revenue                         (88,540)                 17,608
                                                                --------------------------------------
        Total adjustments                                           1,094,781                 845,638
                                                                --------------------------------------
        Net cash provided by operating activities                     742,059               1,414,202
                                                                --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                               (418,814)               (283,469)
                                                                --------------------------------------
        Net cash used by investing activities                        (418,814)               (283,469)
                                                                --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                     (260,474)               (260,385)
  Repayment of revolving credit facility                                   --                (650,000)
  Proceeds from issuance of common stock                                   --                   8,775
                                                                --------------------------------------
        Net cash used by financing activities                        (260,474)               (901,610)
                                                                --------------------------------------
Net increase in cash and cash equivalents                              62,771                 229,123

Cash and cash equivalents at beginning of year                        627,045                 623,599
                                                                --------------------------------------
Cash and cash equivalents at end of period                       $    689,816             $   852,722
                                                                ======================================
Supplemental disclosures of cash flow information:
  Cash received from income tax refunds                          $         --             $        --
  Cash paid for income taxes                                          232,549                 203,589
  Cash paid for interest expense                                       10,491                  19,500


See accompanying notes to consolidated condensed financial statements.

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1995 - (UNAUDITED)



1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, such consolidated condensed financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation. Operating results for the three-month and nine-month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

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


2. INVENTORIES

Inventories consisted of the following:

                                                            SEPTEMBER 30      December 31
                                                               1995             1994
                                                          -------------      -----------


         Raw materials and supplies                         $ 1,373,355      $ 1,733,826
         Work-in-process and finished goods                   1,194,136        1,153,383
         Maintenance parts                                      412,805          317,890
         Reserve for obsolescence                              (651,759)        (775,120)
                                                            -----------      -----------

         Total inventories                                  $ 2,328,537      $ 2,429,979
                                                            ============     ===========


              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               SEPTEMBER 30, 1995 AND 1994, AND DECEMBER 31, 1994
                                  (UNAUDITED)


RESULTS OF OPERATIONS

Net sales for the nine-month period ended September 30, 1995, were $9,698,902, compared to $12,089,400 for the corresponding period of 1994. For the three-month periods ended September 30, 1995 and 1994, net sales were $2,958,538 and $4,244,757, respectively. The decrease in net sales in the 1995 periods was due primarily to reduced capital expenditures by the telephone companies and original equipment manufacturers resulting in lower than expected demand for the Company's interactive voice response systems. Product pricing remained relatively constant between periods for the Company's equipment.

Gross profit as a percentage of net sales for the nine-month periods ended September 30, 1995 and 1994, were 51% and 52%, respectively. For the three-month periods ended September 30, 1995 and 1994, gross profit was 47% and 50%, respectively. The decrease in gross profit as a percentage of net sales was due to lower sales volume over which to spread fixed manufacturing costs.

Operating expenses were $5,461,476, or 56% of net sales for the nine-month period ended September 30, 1995, compared to $5,438,825, or 45% for the
corresponding period of 1994.   Operating expenses for the quarters ended
September 30, 1995 and 1994, were 59% and 42%, resepectively, of net sales. As a percentage of net sales, operating expenses increased in the 1995 periods due to spreading these costs over a lower sales volume. Operating expense dollars remained relatively constant between periods.

Net loss for the nine-month period ended September 30, 1995, was $352,722 versus net earnings of $568,564 for the same period of 1994. For the three month period ended September 30, 1995, there was a net loss of $262,950 compared to net earnings of $214,691 for the same period of 1994. The decrease in net earnings between periods was due to lower sales volume and the inability to proportionately reduce fixed manufacturing and operating expenses.


LIQUIDITY AND FINANCIAL RESOURCES

Working capital was $3,232,900 as of September 30, 1995, compared to $3,940,337 at December 31, 1994. Cash provided by operating activities was $742,059 for the nine-month period ended September 30, 1995, compared to $1,414,202 for the corresponding 1994 period. The cash provided by operating activities in the 1995 period was due primarily to decreases in accounts receivable, partially offset by a net loss. Cash used for capital expenditures increased in the 1995 period due primarily to personal computer upgrades.

As of September 30, 1995, the Company had no borrowings on its available $3,500,000 revolving credit facility.

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

                                     ELECTRONIC TELE-COMMUNICATIONS, INC.




                                            /s/ Dean W. Danner
                                     -------------------------------------------
                                                Dean W. Danner
                                                President and
                                           Chief Executive Officer




                                           /s/ Jeffrey M. Nigl
                                     -------------------------------------------
                                               Jeffrey M. Nigl
                                       Vice President, Chief Financial
                                       Officer, Treasurer and Principal
                                              Accounting Officer



Date: November 1, 1995
                                     -7-