Form 10-K405
period 1995-12-31
ELECTRONIC TELE COMMUNICATIONS INC
filed 1996-03-21
CIK 773547

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the Year ended December 31, 1995

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the transition period from __________ to __________

                        Commission File Number 0-13981

                     ELECTRONIC TELE-COMMUNICATIONS, INC.
            (Exact name of registrant as specified in its charter)

               Wisconsin                              39-1357760
     (State or other jurisdiction       (I.R.S. Employer Identification No.)
     of incorporation or organization)

     1915 MacArthur Road         Waukesha, Wisconsin           53188
        (Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code: (414) 542-5600

         Securities registered pursuant to section 12(b) of the Act:

                                    None.

         Securities registered pursuant to section 12(g) of the Act:

               Class A Common Stock, Par Value $.01 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X                        No
          ---                           ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 1996, there were outstanding 2,003,949 shares of Class A common stock and 500,000 shares of Class B common stock. The Class B common stock is the only voting stock. 79.5% of the Class B common stock is owned by affiliates. There is no market for the Class B common stock.

In this report, Electronic Tele-Communications, Inc. is also referred to as Electronic Tele-Communications, ETC, and the Company.


                     DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV incorporate by reference portions of Electronic
Tele-Communications' 1995 Annual Report to Shareholders. Part IV incorporates by reference certain exhibits previously filed with Electronic
Tele-Communications' S-1 Registration Statement (No. 2-99175) dated July 24, 1985, and subsequent reports under the Securities Exchange Act of 1934.

                                    PART I

ITEM 1. BUSINESS.

(a) General Development of Business

Electronic Tele-Communications, Inc. is a Wisconsin corporation, incorporated in 1980. The Company designs, manufactures, programs, markets and leases digital voice information platforms, call processing systems, and related computer software and services. ETC is one of the leading domestic manufacturers of digital voice information systems for the telephone industry. Substantially all of the Company's products are proprietary and have been developed since 1980. Research and development activities have been and will continue to be important to the development of new products and markets.

ETC has executive offices, manufacturing, engineering, technical services, marketing, and a regional sales office in Waukesha, Wisconsin. In addition, engineering, technical services, and corporate sales staff are located in Atlanta, Georgia, and engineering, technical services, repair services, and a regional sales office are located in Pleasanton, California. ETC also has six sales representatives in various other locations in the United States.

(b) Financial Information About Industry Segments

Not applicable.  The Company operates in one industry segment.

(c) Narrative Description of Business

GENERAL

Electronic Tele-Communications designs, manufactures, markets and leases digital voice and call processing systems and related software. It also provides comprehensive services in support of these systems, including installation, training, 24-hour technical support, voice recording and weather forecasting. Its equipment, compatible with most telephone systems, provides a wide range of audio information and call handling capabilities via the telephone network. The Company's products are utilized by a variety of customers, including: (1) telephone companies which use the products to provide information to callers regarding misdialed or changed numbers, sources of assistance or calling instructions, enhanced services such as call forwarding, and automated pay phone interaction; (2) public and private providers of informational announcements such as news, sports, weather, time, stock reports, or advertisements; (3) large and small businesses which use call handling products for applications such as voice mail, call sequencing and automated attendant; and (4) private reporting and information services through pay-per-call services, commonly referred to as "900 Services." The Company's systems are generally priced from $500 to $200,000.

The Company's products are microprocessor controlled with digital voice storage. Having no moving parts or audio tape, these systems are not prone to the deterioration and failure common to electromechanical tape recorder systems. Digital storage provides for the instant and unlimited playback of voice messages. Voice recordings are digitized, or encoded as data, and stored in memory in the Company's equipment. This data may then be decoded and delivered as voice messages via the telephone network.

The Company's products provide 100% non-blocking operation, so that the caller always receives the announcement service without any delay, regardless of the number of telephone lines simultaneously accessing the service. This provides greater caller acceptance of the service and reduces telephone traffic by eliminating long waits for announcements and repeated calls to a busy announcement service.

In addition to an extensive line of standard digital announcer equipment, ETC designs and manufactures interactive voice platforms which provide callers with a spoken menu from which to choose informational topics of interest. ETC also offers voice mail systems that provide prompt telephone answering and message-taking capabilities, eliminating annoying and time-consuming telephone tag. Automated attendant products offered by the Company provide cost savings and increased efficiencies by automatically answering and routing calls, reducing the personal handling of most calls. The Company also offers call sequencing products which ensure that calls to heavily-used phone centers are maintained in the proper order until a service representative is available to speak with the caller, playing music and informational messages while on hold. Finally, ETC provides a variety of special function and customized products, meeting the varied needs of telephone service providers world-wide.

TECHNOLOGY AND PRODUCT DEVELOPMENT

Most of Electronic Tele-Communications' products consist of electronic components assembled on printed circuit boards and programmed with proprietary software. The electronic components include computer memory chips, microprocessors, integrated circuits, resistors, capacitors, transformers, and switches. The Company's technologies involve the design of electronic systems, including printed circuit boards and the arrangement of electronic components thereon, and the development of the application software necessary to access and control the messages and their formats.

The Company designs printed circuit boards using computer aided design equipment and software. This equipment permits the design of complex multi-layered printed circuit boards which not only have wiring on the top and bottom surfaces, but also incorporate six or more inside layers of circuitry. Printed circuit boards, when equipped with the electronic components required to perform specified functions, are called cards.

Development of application software to operate the Company's products involves the formulation of specialized computer programs. The Company's proprietary software provides the operating equipment with the instructions necessary to access and control the messages and their format, permit diagnostic tests, and allow monitoring by reading, translating and acting upon commands and information. The Company is currently developing most of its own software programs.

ETC's products employ the concept of distributed processing. This means that each printed circuit card contains its own microprocessor which controls the functions of that particular card. When properly configured, these cards form a network providing a custom designed announcement system. Distributed processing permits the system to be modularly expanded, allows for a variety of configurations of the systems, and increases system reliability.

All of ETC's products are equipped with self-diagnostic features that automatically alert the user to equipment malfunctions or external problems which must be corrected to maintain proper system operation.

New product and software development and product improvements are significant to ETC's business. The Company spent approximately $2,533,000, $2,537,000, and $2,470,000 in 1995, 1994, and 1993, respectively, on research and development activities, all of which were exclusively Company sponsored and supported.

Electronic Tele-Communications owns some patents, and seeks to obtain copyright protection on all of its proprietary computer software and printed material. The Company has registered its corporate logo and the Audichron(R), Digicept(R), Aris(R), and USA TIME(R) trademarks to protect its products. The Company believes that its patents, trademarks, and copyrights are a significant factor in maintaining its market position, but does not believe that its business is dependent upon any single patent, copyright or trademark.

PRODUCTS

     Digital Recorder/Announcers

The basic unit of the Company's Digicept(R) system is the Digicept(R) recorder/announcer, which stores a single announcement for playback to the telephone network. The Digicept(R) line also includes the Extended Memory recorder/announcer and Memory Expansion Card, providing extended-length, single-channel messages. Calls to the recorder/announcers are generally grouped through multiple interface circuits, also manufactured by the Company, allowing simultaneous access to the recorder/announcer by hundreds of phone lines. T1 interfaces are available to connect large recorder/announcer systems directly to a 24-channel digital T1 network. The Digicept(R) recorder/announcers are most often found in telephone company central offices, providing informational announcements regarding incorrectly dialed or changed numbers, telephone services and weather conditions. These announcers are also used by businesses to provide information on finance, transportation, public service and education. The Aris(R) and Messenger(TM) 612 single-channel announcers, housed in self-contained packages, provide similar functionality in a business office environment.

The Company's Digicept(R), Aris(R) and Messenger(TM) product lines include multi-channel recorder/announcers designed for applications requiring the simultaneous playback of multiple messages. These multi-channel announcers provide informational announcements similar to those of the single-channel recorder/announcers. The Digicept(R) line offers two multi-channel recorder/announcers, which are typically rack mounted in telephone company central offices or other large business applications. The Aris(R) and Messenger(TM) announcers are housed in self-contained packages, ideal for use in office environments. The Aris(R) line offers one multi-channel announcer, in several configurations, while the Messenger(TM) line offers two multi-channel announcers.

     Interactive Voice Platforms

The Company produces the Digicept(R) 2000, 2002 and Intr-Act systems, as well as the Audichron(R) IIS System 3 and System 3 Jr. These products constitute a comprehensive line of interactive voice platforms, providing multi-message, user selectable voice announcements. All five systems feature Automatic Intercept Service, Changed Number Announcement and Automatic Number Announcement. These applications intercept erroneously dialed numbers, informing the caller of changed numbers or other dialing instructions. Each system also provides prompts and messages in support of enhanced telephone services, providing instructions for custom calling services and automated pay phone operation. In addition, the interactive voice platforms may be used to provide user selectable information regarding entertainment or transportation schedules, medical, financial and insurance data, news and sports updates, and other public information. Beyond these applications, the Digicept(R) 2000 and 2002 systems serve as processing platforms to meet the expanding service requirements of the intelligent network.

     Voice Mail/Automated Attendant Systems

The Company's MAX(TM) family of products meet the call routing and answering needs of the business marketplace. These automated attendant products answer incoming phone calls and route calls to the proper destination. Additionally, the MAX(TM) line can deliver informational messages, gather caller data and generate system usage and call management reports. The MAX(TM) family enclosures are well suited for use in the office environment.

The Audichron(R) 410 combines voice mail, audiotex, and time/weather/temperature functions in a single system. Flexible, industry standard hardware and software allows for the continued development of additional features required by the business user or service provider. Both rack-mount and tower enclosures are available, designed to meet the varied needs of both the telephone company and business office environments.

     Call Sequencing Systems

The Company's CMS(TM) Sr and CMS(TM) Jr automatic call sequencers place incoming calls in a queue, assuring that each caller is serviced in the proper order by an available service representative. While on hold, the caller may hear music and informational messages. These systems process 2 to 60 phone lines and can play as many as 16 different informational messages, up to a total of 68 minutes in length. These call sequencers also serve as call management systems, providing a variety of statistical and graphical reports. These reports allow the telephone system administrator to evaluate system usage including answered and abandoned calls, total number of calls, average caller holding times and service representative staffing requirements.

The Company has also introduced the CMS(TM) Sr 9-1-1 Auxiliary Unit. This product adds customized fail-safe features, meeting the specialized requirements of a public safety answering point in the 9-1-1 emergency response telephone network.

     Time/Weather/Temperature Systems

The Company manufactures the Audichron(R) line of time, weather and temperature announcers. These announcers provide professionally recorded voice announcements, available with synchronous entry so that every caller hears the entire announcement from the beginning. Up to six promotional announcements, in rotating or fixed time slots, may be added for additional revenue generation. All maintenance for weather forecast updates, message changes and time adjustment is provided remotely. Monthly call rate reporting is provided to the customer to document system usage.

The Audichron(R) 410 provides similar functionality, while allowing for expanded weather and promotional announcement features. The flexible design of the Audichron(R) 410 allows additional call processing capabilities to be added, increasing its versatility.

The Digicept(R) Time & Temperature II announcer provides a low-cost alternative, announcing the current time and temperature. Digicept(R) multi-channel announcers may be included as part of the system to provide rotating promotional messages.

     Common Equipment

Interface and trunk circuits combine hardware and software to provide the connection between the telephone central office, the calling party and the Company's announcement systems. The Company has developed interface circuits for its Digicept(R), Audichron(R) and AEC product lines. By providing both the interface circuits and the announcement systems, the Company offers integrated solutions designed to meet customers' needs while providing for the modular expansion of the systems. The Company provides interface circuits that can perform a wide variety of functions and are compatible with most telephone circuitry, including T1 interfaces for direct connection to the digital telephone network.

SERVICES

     Leasing Services

The Company's Audichron subsidiary leases announcement systems in the United States and internationally. These systems form the USA TIME(R) network of time/weather/temperature announcers. These systems primarily serve financial institutions and telephone companies.

     Recording Services

A professional staff is available from ETC's recording studio in Atlanta, Georgia to provide high quality recordings of commercial announcements and customized messages in a variety of formats. These announcements include interactive system vocabularies, call processing system prompts, information-on-hold announcements and commercial announcements for telemedia. Recordings may be provided on cassette or reel-to-reel tapes, or may be digitized and stored on floppy diskettes.

     Meteorological Services

A staff of degreed meteorologists, using state-of-the-art information services and equipment, update weather forecasts at least four times daily from ETC's weather center in Atlanta, Georgia. When severe weather conditions warrant, updates are provided as often as necessary. A rigid quality control program ensures that forecasts are accurate and timely. These forecasts serve approximately 500 USA TIME(R) sites, and are downloaded to the Company's time/weather/temperature systems via the telephone network, using computer-generated calling. Additionally, all maintenance, call rate reports, promotional messages, time adjustment and daylight savings time changes are provided remotely from the weather center.

     Technical Services

The Company offers equipment installation, training, and 24-hour technical support of its various products. Maintenance and installation services include customer premise support and software and documentation updates. Classes are held in ETC's training centers, and at customer sites, to instruct employees and customers on the operation and use of ETC's products.

     Miscellaneous Services

In addition to its manufactured products, the Company offers engineering and product services to the telephone companies and other equipment customers. The company can design call processing and voice announcement systems to a customer's specifications. This includes determining equipment requirements based on the Company's standard offerings and interconnecting the cards and systems to the exact size and capability needed by the customer.

MANUFACTURING PROCESSES

ETC's manufacturing processes involve the fabrication of products from components manufactured to specification by others or purchased as stock items from independent suppliers. Items such as memory chips, computers, disk drives, microprocessing units, integrated circuits, resistors, capacitors, transformers, switches, wire and related items are purchased as stock items from a variety of manufacturers and distributors. The Company is not dependent upon any single supplier for such material. Some components are manufactured by a single producer, but the Company believes suitable replacement components would be available from a variety of sources should the product of any producer become unavailable. The Company's printed circuit boards and product enclosures are manufactured by outside suppliers to the Company's specifications. The Company believes these products would be available from a variety of sources and that the loss of any single source of supply would not materially affect the Company's business.

The products manufactured by ETC generally require a high degree of precision and dexterity in the assembly stage and multiple testing and quality assurance checks prior to shipment. By stressing quality and maintaining rigid testing and quality assurance procedures, the Company has been able to achieve a low product return-for-service rate.

The Company purchases computers, monitors, printers, disk drives, and other computer related accessories. These components are assembled into systems and packaged with proprietary and purchased software and sold to the customer.

In addition to hardware manufactured by the Company, computer software is an intregal component of the Company's announcement systems. Computer software is designed and generated internally by the Company's engineers. The software programs are then loaded into the voice announcement systems in a variety of methods, including "burning" the programs into microprocessors, or using floppy disks to transfer the programs into memory chips or computer hard drives.
These software programs dictate how the voice announcement systems perform, and give the products flexibility to meet many different customer specifications and needs.

SALES, MARKETING AND CUSTOMERS

ETC's manufactured products are marketed through independent distributors, telecommunications dealers, and Company sales personnel. Leases of the Company's time/weather/temperature machines and related information update services are performed through the Company's sales personnel. The Company's largest distributors include GTE Supply, Inc., North Supply, Inc., and Graybar Electric Company, Inc. These distributors comprised approximately 2% of the Company's 1995 sales. Telecommunications dealers comprised approximately 3% of the Company's 1995 sales. Approximately 94% of the Company's 1995 sales were in the United States, and 6% were to international customers.

During 1995, ETC's manufactured products and related services were sold to approximately 701 customers, primarily operating telephone companies, telephone equipment manufactures, telecommunication dealers, telephone service providers, and other businesses. The Company's time/weather/temperature equipment and related services were leased to approximately 889 customers in 1995, primarily financial institutions and operating telephone companies. Siemens Stromberg-Carlson accounted for 23% of the Company's 1995 sales, and Northern Telecom, Inc. accounted for 14% of 1995 sales.

ETC engages in direct advertising through trade publications and direct mail communications. The Company participates in a number of trade shows each year and is a member of many national and state telephone associations. The Company's corporate sales staff and a regional sales office are located in Atlanta, Georgia. The Company's marketing staff are headquartered in Waukesha, Wisconsin. In addition regional sales offices are located in Waukesha, Wisconsin and Pleasanton, California, and six sales representatives are at various other locations in the United States. Technical service departments exist within all three regional sales offices to provide assistance to customer questions and custom application requirements.

BACKLOG

As of December 31, 1995, the amount of the Company's backlog orders believed to be firm was $850,000. This compares with $1,202,000 of backlog orders as of December 31, 1994. Two customers comprised 33% and 10%, respectively, of the 1995 backlog. The top 1995 backlog customer comprised 18% of the 1994 backlog, and another customer comprised 11%. The Company typically experiences variations in product sales that have no seasonal pattern and are caused by the timing of major equipment purchases by the operating telephone companies and telephone equipment manufacturers.

COMPETITION

The market as a whole for telecommunications equipment sold to operating telephone companies and telephone equipment manufacturers is highly competitive, primarily on the basis of quality, price, availability for delivery, and capabilities. The segment of the operating telephone company and equipment manufacturing market in which the Company's products are sold is competitive, primarily on the basis of product capabilities and quality, and to a lesser extent on the basis of price and availability for delivery. Product capability is determined by the ability to provide the type of service required by the customer. The sale of call processing equipment to telecommunications dealers is primarily competitive on the basis of price and delivery time, and the Company believes it is competitive in these two areas. Product quality is determined by factors such as product consistency, durability, workmanship and reliability.

Based on comparisons with competitors' products, the Company believes it offers comparable products with more features at lower prices. Some of the Company's competitors are larger than the Company and have substantially greater financial resources.

The Company's time/weather/temperature systems compete indirectly with other sources of time, weather and temperature information such as radio stations, television, and cable TV, where these services are provided to listeners and viewers free of charge on a regular basis.

EMPLOYEES

As of December 31, 1995, ETC employed 158 persons. Approximately 22% of the Company's employees are engaged in product development, 20% in sales and marketing, 12% in management and office support, 18% in service and support, and 28% in manufacturing. The Company has never experienced a work stoppage due to a labor dispute, is not a party to any labor contract, and considers its relations with employees to be excellent. The Company believes that there is an adequate supply of professional and manufacturing personnel available in the metropolitan areas where it has facilities to meet its anticipated personnel requirements.

ITEM 2. PROPERTIES.

The Company's executive offices, manufacturing and engineering facilities, technical services, marketing, and a regional sales office are located at 1915 MacArthur Road, Waukesha, Wisconsin 53188. This facility contains approximately 29,000 square feet of space. The Company believes that its equipment and facilities at its Waukesha location are modern, well maintained, and adequate for its anticipated needs.

The Company leases 87,300 square feet in seven buildings located in Atlanta, Georgia. These facilities include corporate sales, a regional sales office, engineering, technical services, and accounting. The leases expire in the year 2000, and the Company is currently subleasing 58,500 square feet of unused space to other tenants. The properties are modern and well maintained, and include adequate space for anticipated needs.

The Company leases 12,277 square feet at 6689 Owens Drive, Suite B, Pleasanton, California 94588. This lease expires in 1999, with an option to extend to 2004. This facility contains a regional sales office, repair services, engineering, and technical services. The Company believes that its equipment and facilities at its California location are modern, well maintained, and adequate for its anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any pending material legal proceedings not arising in the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

(a) Market Information
The Company's Class A common stock trades on the NASDAQ Stock Market under the
symbol ETCIA.   There is no market for the Company's Class B common stock.

See the caption "Quarterly Financial Data" on page 20 in ETC's 1995 Annual Report to Shareholders incorporated herein by reference.

(b) Holders
As of February 28, 1996, there were approximately 990 shareholders of record and beneficial shareholders owning Class A common stock and 9 shareholders of record of Class B common stock.

(c) Dividends
For 1995 and 1994, the Company each year paid a cash dividend of $.12 per share on Class A common stock and $.04 per share on Class B common stock. For 1993, the Company paid a cash dividend of $.10 per share on Class A common stock and $.02 per share on Class B common stock.

On February 16, 1996, the Board of Directors of the Company declared an annual cash dividend of $.12 per share on Class A common stock, the first $.06 per share payable on March 29, 1996, to shareholders of record on March 1, 1996, and the second $.06 per share payable on September 30, 1996, to shareholders of record on September 2, 1996.

ITEM 6. SELECTED FINANCIAL DATA.

The information under the caption "Eleven Year Review of Selected Financial Data" on pages 18 and 19 in ETC's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information on pages 5, 6 and 7 in ETC's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information on pages 8 through 20 in ETC's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Directors and executive officers of the Company are as follows:


            NAME                   AGE                TITLE
            ----                   ---                -----
        George W. Danner            76          Chairman of the Board
                                                   and Director
        Dean W. Danner              45          President, Chief Executive
                                                   Officer and Director
        Bonita M. Danner            44          Vice President Engineering
                                                   and Director
        Hazel Danner                75          Corporate Secretary
                                                   and Director
        Jeffrey M. Nigl             37          Vice President, Treasurer
                                                   and Chief Financial Officer
        R.W. Johns, Jr.             47          Vice President Sales
        Robert R. Spiering          51          Vice President
                                                   Technical Services
        Cynthia K. Carlson          51          Vice President Contracts
        Joanne B. Huelsman          57          Director
        A. William Huelsman         58          Director
        Peter J. Lettenberger       58          Director
        Richard A. Gabriel          63          Director



GEORGE W. DANNER - Mr. Danner retired as the Company's Chief Executive Officer in May 1993. He has served as Chairman of the Board and Director since May 1993. Prior thereto, he served as Chairman of the Board, Chief Executive Officer and a Director since May 1989. Prior thereto he served as President, Chief Executive Officer and a Director of the Company since its incorporation in 1980. Prior thereto he was Vice President of GTE Automatic Electric Corporation (a diversified manufacturer of telecommunications equipment), a subsidiary of GTE Corporation. Mr. Danner is a registered Professional Engineer, and has been actively involved in the telephone industry since 1949, when he founded Electronic Secretary Industries, Inc., a manufacturer of electronic telephone answering and recording equipment, which was merged into GTE Corporation in 1957.

DEAN W. DANNER - Mr. Danner was elected the Company's Chief Executive Officer in May 1993. Mr. Danner has served as a Director of the Company since incorporation in 1980. Prior to his election as CEO, he was elected President in May 1989 and has served as Chief Operating Officer since 1987. Prior thereto he served as Executive Vice President since 1985. He was Vice President and Director of Engineering prior thereto since the Company's incorporation in 1980. Prior thereto he was a Manager of Engineering of GTE Automatic Electric Corporation. He is a registered Professional Engineer and holds five United States patents.

BONITA M. DANNER - Ms. Danner has served as a Director of the Company since incorporation in 1980. She was appointed Assistant Vice President in 1983,

Director of Engineering in 1988, and Vice President Engineering in May 1989. Prior thereto, she was a project engineer since 1980. She has been a member of the Company's Audit Committee since 1993. She is a registered Professional Engineer.

HAZEL DANNER - Ms. Danner has served as a Director of the Company and has been employed as its Administrative Coordinator since its incorporation in 1980. She was elected Corporate Secretary in 1983.

JEFFREY M. NIGL - Mr. Nigl, a certified public accountant, was elected Vice President in May 1990 and Treasurer in May 1993. He has been Chief Financial Officer since 1988 and prior thereto he was Controller since joining the Company in 1985. Prior thereto he was employed for two years as Controller of SportsVue Cable Network of Milwaukee, Wisconsin, and prior thereto for more than three years as a senior accountant for Arthur Andersen & Co.

R.W. JOHNS, JR. - Mr. Johns was elected Vice President Sales in May 1995. Prior thereto, he was Vice President of the Company and General Manager of its Atlanta operations since May 1989. Prior thereto he was employed by Audichron for 17 years where he served as Vice President, Chief Financial Officer, Corporate Secretary, and Treasurer from 1984 to May 1989.

ROBERT R. SPIERING - Mr. Spiering was elected Vice President Technical Services in May 1994. Prior thereto he was Director of Technical Services since 1990. Prior thereto he was Engineering Supervisor since 1988 and Project Engineer since joining the Company in 1985.

CYNTHIA K. CARLSON - Ms. Carlson was elected Vice President Contracts in May 1994, and has been General Manager of its Pleasanton operations since 1991. Prior thereto she was Western Regional Sales Manager and a member of the sales department since joining the Company in 1986.

JOANNE B. HUELSMAN - Ms. Huelsman has served as a Director of the Company since its incorporation in 1980. Ms. Huelsman has been a member of the Company's Audit Committee since its creation in 1985. She served as Secretary of the Company from 1980 to 1983 and has served as its Treasurer from 1983 to May 1993. Ms. Huelsman has been the owner of Berg Management Company since 1980, has been an elected member of the Wisconsin State Legislature since 1983 and has been engaged in the practice of law since 1980.

A. WILLIAM HUELSMAN - Mr. Huelsman has served as a Director of the Company since its incorporation in 1980. He has been a member of the Company's Compensation Committee since its creation in 1985. Mr. Huelsman is a registered Professional Engineer and, prior to 1996 was Chairman and Chief Executive Officer of Intelligraphics, Inc., a digital mapping firm.

PETER J. LETTENBERGER - Mr. Lettenberger has served as a Director of the Company and a member of its Compensation Committee since 1985. He is a partner of Quarles & Brady, which firm he joined in 1964, and is a director of W.H.Brady Co.

RICHARD A. GABRIEL - Mr. Gabriel was elected to the Board of Directors in December 1993. He is also a member of the Company's Audit Committee and Compensation Committee. He is Executive Vice President of Stolper Fabralloy Company of Waukesha, Wisconsin, a manufacturer of precision aircraft and ground turbine sheet metal components. Prior thereto he was Manufacturing Manager of Kieffer Company from 1992 to 1993, and Executive Vice President of Intelligraphics, Inc. from 1989 to 1992.

All of the Directors serve until their respective successors are elected at the next annual meeting of shareholders. Officers serve at the discretion of the Board of Directors. George W. Danner and Hazel Danner are the parents of Dean
W. Danner, who is the husband of Bonita M. Danner, and are the parents of Cynthia K. Carlson, who is the sister of Dean W. Danner. A. William Huelsman is the husband of Joanne B. Huelsman. Other than as noted, none of the Company's Directors or executive officers has any family relationship with any other Director or executive officer.

ITEM 11. EXECUTIVE COMPENSATION.

The Company is a "small business issuer" as defined in Item 10(a)(1) of Regulation S-B and has elected to provide information in response to this Item 11 in accordance with the provisions of Item 402(a)(1)(i).

SUMMARY COMPENSATION TABLE

The following table sets forth the annual and long-term compensation for the Company's Chief Executive Officer and the highest-paid executive officers, as well as the total compensation paid to each individual during the Company's last three fiscal years. Columns (e) in the table related to Other Annual Compensation, (f) related to Restricted Stock Awards, and (h) related to LTIP Payouts have been omitted as there is no compensation to report.

                           SUMMARY COMPENSATION TABLE


                                                    Long-Term
                            Annual Compensation    Compensation
                            -------------------    ------------
   (a)           (b)          (c)          (d)        (g)         (i)
                                                    Securities
   Name                                               Under-    All Other
   and                                                lying      Compen-
 Principal                                           Options/    sation
 Position        Year       Salary($)    Bonus($)    SARs(#)       ($)
--------------------------------------------------------------------------
Dean W. Danner   1995       130,600                  1,000        5,500(1)
 President and   1994       125,000      14,500      5,000        8,100(1)
 CEO             1993       102,700      20,400                   6,900(1)

R.W. Johns, Jr.  1995        96,000                  1,000        2,200(2)
 Vice President  1994        93,400       7,300                   4,300(2)
                 1993        89,800      10,200        500        2,400(2)

------------------------------
(1) Consists of directors' fees of $2,500 in each year, with the remainder being profit sharing (in 1994 and 1993), and Company matching contributions pursuant to the Company's 401(k) retirement savings plan.

(2) Consists of profit sharing (in 1994 and 1993), and Company matching contributions pursuant to the Company's 401(k) retirement savings plan.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information concerning options/SARs granted during 1995 to the named executives:



                                                                   Potential
                                                                   Realizable
                                                                Value at Assumed
                                                                  Annual Rates
                                                                 of Stock Price
                                                                  Appreciation
                          Individual Grants                      for Option Term
--------------------------------------------------------------  ----------------
     (a)           (b)          (c)          (d)       (e)         (f)     (g)
                             % of Total
                Number of   Options/SARs
                Securities   Granted to   Exercise
                Underlying   Employees    or Base
               Options/SARs  in Fiscal     Price    Expiration
     Name       Granted(#)      Year     ($/Share)     Date       5%($)   10%($)
--------------------------------------------------------------------------------
Dean W. Danner    1,000        6.29%       2.875     7/21/2005    1,800    4,600

R.W. Johns, Jr.   1,000        6.29%       2.875     7/21/2005    1,800    4,600


The stock options included in the table above were granted in accordance with the Company's Nonqualified Stock Option Plan. Under the Plan, options granted may be exercised not more than 20% each year from the date of grant, and expire 10 years from the date of grant. The exercise price is the average of the highest and lowest transaction prices of the stock on the date of the grant. Options are canceled upon termination of employment.

AGGREGATED OPTIONS/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

The following table summarizes options and SARs exercised during 1995 and the value of unexercised options and SARs held by the named executives at fiscal year-end:

     (a)             (b)          (c)               (d)                (e)
                                                 Number of
                                                Securities
                                                Underlying
                                               Unexercised         In-the-Money
                                               Options/SARs        Options/SARs
                    Shares                       at Fiscal          at Fiscal
                   Acquired      Value          Year-End(#)         Year-End($)
                  on Exercise   Realized      Exercisable(E)/     Exercisable(E)/
     Name            (#)          ($)        Unexercisable(U)    Unexercisable(U)
---------------------------------------------------------------------------------
Dean W. Danner         0            0            1,000(E)               0(E)
                                                 5,000(U)               0(U)

R.W. Johns, Jr.        0            0           11,000(E)               0(E)
                                                 2,500(U)             400(U)

The Company does not have any information to report and has therefore omitted disclosures related to S-B Item 402(e) Long-Term Incentive Plan ("LTIP") Awards Table, and S-B Item 402(i) Report on Repricing of Options/SARs.

COMPENSATION OF DIRECTORS

Each Director of the Company is entitled to receive $500 for each Directors' meeting attended, except for the Chairman of the Board, who receives $1,000 per Directors' meeting attended. In addition, each outside Director receives an annual retainer of $2,500 upon reelection at each Annual Shareholders Meeting. These amounts are included in the preceding Summary Compensation Table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of each class of the Company's Common Stock by each Director, Executive Officer, or person known by the Company to own beneficially more than 5% of either class of Common Stock, and all Directors and Executive Officers as a group as of February 8, 1996:


                        Class A Common Stock(1)        Class B Common Stock(1)
                      ---------------------------    ---------------------------
                         Shares       Percentage        Shares      Percentage
                      Beneficially    of Shares      Beneficially   of Shares
                         Owned       Outstanding        Owned      Outstanding
                      ------------   ------------    ------------  -------------
Hazel Danner            175,151(3)      8.7%            67,880        13.6%
Bonita M. Danner        171,701(3)      8.6%            67,880        13.6%
Dean W. Danner          163,187(3)      8.1%            64,635        12.9%
George W. Danner        158,837         7.9%            64,635        12.9%
Joanne B. Huelsman      139,701         7.0%            67,880        13.6%
A. William Huelsman     114,187         5.7%            64,635        12.9%
Georgia Barre(2)        104,959         5.2%            41,984         8.4%
Loren D. Barre(2)        78,500         3.9%            41,984         8.4%
R.W. Johns, Jr.          11,000(3)      0.5%              -            0.0%
Peter J. Lettenberger     5,500(3)      0.3%              -            0.0%
Richard Gabriel           1,500(3)      0.1%              -            0.0%
All Executive Officers
  and Directors as a
  group (12 persons)    958,421(3)     47.8%           397,545        79.5%

-----------------
      (1) George W. Danner and Hazel Danner are the parents of Dean W. Danner (the husband of Bonita M. Danner). A. William Huelsman is the husband of Joanne B. Huelsman. All spouses disclaim beneficial ownership of one another's shares, and the owners hold the shares directly and have sole voting and investment power over the shares beneficially held, except that Bonita M. and Dean W. Danner share voting and investment power with respect to 6,400 shares of Class A Common Stock owned by their children.

      (2) Loren Barre and Georgia Barre are not officers or directors of the Company.

     (3) Class A common shares beneficially owned include the right to acquire shares of Class A common stock upon exercise of stock options as follows:
     Hazel Danner, 200 shares; Bonita Danner, 200 shares; Dean Danner, 1,000 shares; R.W. Johns, Jr., 11,000 shares; Peter Lettenberger, 5,000 shares; and Richard Gabriel, 1,000 shares. Shares beneficially owned by all officers and directors as a group include 3 additional officers with the right to acquire a total of 18,880 shares of Class A common stock upon exercise of stock options.

The address for Bonita M. Danner, Hazel B. Danner, George W. Danner, and Dean
W. Danner is 1915 MacArthur Road, Waukesha, WI 53188.  The address for Joanne
B. Huelsman is 235 West Broadway, Suite 30, Waukesha, WI 53186. The address for A. William Huelsman is 235 West Broadway, Suite 40, Waukesha, WI 53186. The address for Loren D. Barre is 1901 Bay Road #304, Vero Beach, FL 32963. The address for Georgia Barre is 1110 Belmont Drive, Waukesha, WI 53186. The address for Peter J. Lettenberger is 411 East Wisconsin Avenue, Milwaukee, WI 53202-4497. The address for Richard Gabriel is 115 North Janacek Road, Waukesha, WI 53186.

All of the outstanding Class B common stock is subject to a cross purchase agreement among the owners thereof (the "Parties") pursuant to which the shares generally may not be transferred except to a spouse, descendant or certain other permitted transferees unless they have first been offered to the other Parties.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.



                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

     1. Financial statements

        The Financial Statements, Notes to Financial Statements,
        Independent Auditors' Report, Eleven Year Review, and Quarterly Financial Data on pages 8 through 20 in ETC's 1995 Annual Report to Shareholders are incorporated herein by reference.

     2. Financial statement schedules

    SCHEDULE                                                      PAGE
     NUMBER                  DESCRIPTION                         NUMBER

       II       Valuation and Qualifying Accounts                 22

        The Independent Auditors' Report on Financial Statement Schedules appear on page 21 of this report.

        All other financial statement schedules are omitted as they are not required, or the required information is shown in the Financial Statements and Notes to Financial Statements on pages 8 through 20 in ETC's 1995 Annual Report to Shareholders incorporated herein by reference.

     3. Exhibits

     EXHIBIT                                                           PAGE
     NUMBER                     DESCRIPTION                           NUMBER

     3.1        Restated Articles of Incorporation of Electronic
                Tele-Communications, Inc. - July 2, 1985 was filed as Exhibit 3.1 to Form S-1 (No. 2-99175) and is incorporated herein by reference.

     3.2        Amended Bylaws of Electronic Tele-Communications,
                Inc. adopted June 28, 1985 was filed as Exhibit
                3.2 to Form S-1 (No. 2-99175) and is incorporated herein by reference.

     10.1       Electronic Tele-Communications, Inc. Tuition
                Reimbursement Plan effective January 1, 1985 was filed as Exhibit 10.1 to Form S-1 (No. 2-99175) and is incorporated herein by reference.

     10.2       Executive Incentive Compensation Plan effective
                January 1, 1989 was filed as Exhibit 10.2 to the 1988 Form 10-K and is incorporated herein by reference.

     10.3       Electronic Tele-Communications, Inc.
                1989 Nonqualified Stock Option Plan effective
                April 21, 1989 was filed as Form S-8 and is incorporated herein by reference.

     10.4 First Amendment to Credit Agreement dated April 4, 1991, by and between Electronic Tele-Communications, Inc. and Bank One, Milwaukee, NA (the original Credit Agreement dated May 17, 1989 was filed as Exhibit 10.1 to the Registrant's Form 8-K dated May 31, 1989) was filed as Exhibit 10.1 to Form 8-K dated April 17, 1991 and is incorporated herein by reference.

     EXHIBIT                                                           PAGE
     NUMBER                     DESCRIPTION                           NUMBER

     10.5 Letters of amendment, dated March 6, 1992 and February 18, 1993, to First Amendment to Credit Agreement dated April 4, 1991 by and between Electronic Tele-Communications, Inc. and Bank One, Milwaukee, NA was filed as Exhibit 10.5 to the 1992 Form 10-K and is incorporated herein by reference.

     11         Computation of Per Share Earnings                      23

     13         1995 Annual Report to Shareholders.                    25

     24.1       Consent of Ernst & Young LLP, Independent Auditors     21

     27         Financial Data Schedule                                24

     28 Cross Purchase Agreement dated June 28, 1985 was filed as Exhibit 28.1 to Form S-1 (No. 2-99175) and is incorporated herein by reference.

(b) Reports on Form 8-K:

None.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ELECTRONIC TELE-COMMUNICATIONS, INC.



                                        By:     /s/ Dean W. Danner
                                           -----------------------------------
                                                    Dean W. Danner
                                                    President and
     Date: March 20, 1996                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           SIGNATURE                      CAPACITY                      DATE


     /s/  Dean W. Danner          President, Chief Executive      March 20, 1996
  ------------------------------
          Dean W. Danner            Officer and Director

     /s/  Jeffrey M. Nigl         Vice President, Treasurer,      March 20, 1996
  ------------------------------
          Jeffrey M. Nigl           Chief Financial Officer,
                                    and Principal Accounting
                                    Officer

     /s/  Bonita M. Danner        Vice President Engineering      March 20, 1996
  ------------------------------
          Bonita M. Danner          and Director

     /s/  Hazel Danner            Secretary and Director          March 20, 1996
  ------------------------------
          Hazel Danner

     /s/  George W. Danner        Director                        March 20, 1996
  ------------------------------
          George W. Danner

     /s/  Joanne B. Huelsman      Director                        March 20, 1996
  ------------------------------
          Joanne B. Huelsman

     /s/  A. William Huelsman     Director                        March 20, 1996
  ------------------------------
          A. William Huelsman

     /s/  Peter J. Lettenberger   Director                        March 20, 1996
  ------------------------------
          Peter J. Lettenberger

     /s/  Richard A. Gabriel      Director                        March 20, 1996
  ------------------------------
          Richard A. Gabriel

             CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Annual Report (Form 10-K) of Electronic Tele-Communications, Inc. of our report dated February 8, 1996 included in the 1995 Annual Report to Shareholders of Electronic
Tele-Communications, Inc.

Our audits also included the financial statement schedules of Electronic Tele-Communications, Inc. listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-30746) pertaining to the Electronic Tele-Communications, Inc. 1989 Nonqualified Stock Option Plan of our report dated February 8, 1996, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) of Electronic Tele-Communications, Inc.






                                             ERNST & YOUNG LLP


Milwaukee, Wisconsin
March 20, 1996

                                                                     Schedule II

                      ELECTRONIC TELE-COMMUNICATIONS, INC.

                               -----------------

                       VALUATION AND QUALIFYING ACCOUNTS
                      Three Years Ended December 31, 1995



                         Balance at    Charged to                               Balance
                         Beginning     Costs and                                at End
     Description         of Period      Expenses            Deductions         of Period
-----------------------  ---------      --------            ----------         ---------
Allowance for
Doubtful Accounts:

Year Ended
 December 31, 1993       $250,500         $202,246           $236,946            $215,800

Year Ended
 December 31, 1994       $215,800         $ (7,249)          $ 43,751            $164,800

Year Ended
 December 31, 1995       $164,800         $(15,000)          $ 12,000            $137,800

Allowance for
Inventory Obsolescence:

Year Ended
 December 31, 1993       $585,628         $243,192           $268,803            $560,017

Year Ended
 December 31, 1994       $560,017         $353,400           $138,297            $775,120

Year Ended
 December 31, 1995       $775,120         $ 86,000           $500,530            $360,590