Form 10-Q
period 1996-03-31
ELECTRONIC TELE COMMUNICATIONS INC
filed 1996-05-13
CIK 773547

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                _______________


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      For the Period ended March 31, 1996

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

                                _______________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes _X_                            No ___

                                _______________


As of May 1, 1996, there were outstanding 2,003,949 shares of Class A common stock and 500,000 shares of Class B common stock. The Class B common stock, 79.5% of which is owned by affiliates, is the only voting stock. There is no market for the Class B common stock.

                           Form 10-Q QUARTERLY REPORT
                      FOR THE PERIOD ENDED MARCH 31, 1996

In this report, Electronic Tele-Communications, Inc. is also referred to as Electronic Tele-Communications, ETC, and the Company.

                                _______________


                               Table of Contents

                                                                                                                      Page
PART I              Financial Information

         Item 1.     Financial Statements

                               Consolidated Condensed Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . 2

                               Consolidated Condensed Statements of Operations  . . . . . . . . . . . . . . . . . . . . 3

                               Consolidated Condensed Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . 4

                               Notes to Consolidated Condensed Financial Statements . . . . . . . . . . . . . . . . . . 5

         Item 2.     Management's Discussion and Analysis of Financial Condition
                            and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

PART II             Other Information

         Item 4.     Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . 7

         Item 6.     Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8


             ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                    MARCH 31, 1996 AND DECEMBER 31, 1995


                                                               (UNAUDITED)
                                                                 MARCH 31         December 31
                                                                   1996               1995
                                                             -----------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $    353,619        $    497,971
  Trade accounts receivable, net                                 1,194,324           1,280,955
  Inventories (Note 2)                                           2,324,802           2,495,822
  Refundable income taxes                                          291,281             201,072
  Deferred income tax benefits                                     341,637             320,402
  Prepaid expenses and other current assets                        121,259              63,271
                                                             -----------------------------------
    Total current assets                                         4,626,922           4,859,493

LEASED SERVICE EQUIPMENT, NET                                       31,607              37,993
PROPERTY, PLANT AND EQUIPMENT, NET                               2,005,599           2,053,482
DEFERRED INCOME TAX BENEFITS                                        25,763              46,998
EXCESS COST OVER NET ASSETS ACQUIRED                             1,116,139           1,126,285
                                                             -----------------------------------

Total Assets                                                  $  7,806,030        $  8,124,251
                                                             ===================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                            $    132,737        $    238,608
  Accrued expenses                                                 725,512             639,851
  Deferred revenue                                                 106,747             100,937
                                                             -----------------------------------
    Total current liabilities                                      964,996             979,396

OTHER LONG-TERM LIABILITIES                                        301,668             324,479
                                                             -----------------------------------

    Total liabilities                                            1,266,664           1,303,875
                                                             -----------------------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000
    shares, none issued                                                -                   -
  Class A common stock, authorized 10,000,000
    shares, par value $.01, issued and
    outstanding 2,003,949 shares                                    20,039              20,039
  Class B common stock, authorized 10,000,000
    shares, par value $.01, issued and
    outstanding 500,000 shares                                       5,000               5,000
  Additional paid-in capital                                     3,323,528           3,323,528
  Retained earnings                                              3,190,799           3,471,809
                                                             -----------------------------------
    Total stockholders' equity                                   6,539,366           6,820,376
                                                             -----------------------------------

Total Liabilities and Stockholders' Equity                    $  7,806,030        $  8,124,251
                                                             ===================================



The accompanying notes are an integral part of these consolidated condensed financial statement

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        THREE-MONTH PERIODS ENDED MARCH 31, 1996 AND 1995 - (UNAUDITED)

                                              THREE MONTHS ENDED
                                                   MARCH 31
                                           --------------------------
                                              1996          1995
                                           --------------------------
NET SALES                                  $2,870,133     $2,963,568

COST OF PRODUCTS SOLD                       1,458,052      1,429,435
                                           --------------------------

GROSS PROFIT                                1,412,081      1,534,133

OPERATING EXPENSES:
  General and administrative                  430,163        470,458
  Marketing and selling                       637,697        747,410
  Research and development                    563,435        728,194
                                           --------------------------
                                            1,631,295      1,946,062
                                           --------------------------

EARNINGS (LOSS) FROM OPERATIONS              (219,214)      (411,929)

OTHER INCOME (EXPENSE):
  Interest expense                             (1,091)          (744)
  Interest and dividend income                     51            948
  Miscellaneous                                 4,880        (10,146)
                                           --------------------------
                                                3,840         (9,942)
                                           --------------------------

EARNINGS (LOSS) BEFORE INCOME TAXES          (215,374)      (421,871)

  Income taxes (benefit)                      (54,600)      (144,500)

                                           --------------------------
NET EARNINGS (LOSS)                        $ (160,774)    $ (277,371)
                                           ==========================
EARNINGS (LOSS) PER SHARE:
  Class A common                           $    (0.05)    $    (0.10)
  Class B common                           $    (0.11)    $    (0.16)

Weighted average common
  shares outstanding                        2,503,949      2,503,949


The accompanying notes are an integral part of these consolidated condensed financial statements.

             ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
       THREE-MONTH PERIODS ENDED MARCH 31, 1996 AND 1995 - (UNAUDITED)


                                                              THREE MONTHS ENDED MARCH 31
                                                              ---------------------------
                                                                 1996             1995
                                                              ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                         $ (160,774)     $ (277,371)
  Adjustments to reconcile net earnings to net cash
    provided (used) by operating activities:
      Depreciation and amortization                              120,193         149,091
      Gain (loss) from sale of equipment                         (15,027)            -
        Changes in operating assets and liabilities:
          Accounts receivable                                     86,631         599,123
          Inventories                                            171,020        (602,918)
          Prepaid expenses and other current assets              (57,988)         27,058
          Accounts payable and accrued expenses                  (43,021)       (231,316)
          Income taxes                                           (90,209)       (152,435)
          Deferred revenue                                         5,810           8,005
                                                              ---------------------------
            Total adjustments                                    177,409        (203,392)
                                                              ---------------------------
        Net cash provided (used) by operating activitie           16,635        (480,763)
                                                              ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (55,778)       (101,415)
  Proceeds from sale of equipment                                 15,027             -
                                                              ---------------------------
        Net cash used by investing activities                    (40,751)       (101,415)
                                                              ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                (120,236)       (120,237)
  Borrowings on revolving credit facility                            -           400,000
                                                              ---------------------------
        Net cash provided (used) by financing activitie         (120,236)        279,763
                                                              ---------------------------

Net decrease in cash and cash equivalents                       (144,352)       (302,415)

Cash and cash equivalents at beginning of year                   497,971         627,045

                                                              ---------------------------
Cash and cash equivalents at end of period                    $  353,619      $  324,630
                                                              ===========================
Supplemental disclosures of cash flow information:
  Cash received from income tax refunds                       $      -        $      -
  Cash paid for income taxes                                      35,548         227,935
  Cash paid for interest expense                                   1,091             744


The accompanying notes are an integral part of these consolidated condensed financial statements.

             ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         MARCH 31, 1996 - (UNAUDITED)



1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, such consolidated condensed financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation. Operating results for the three-month periods ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders.


2. INVENTORIES

Inventories consisted of the following:

                                               March 31   December 31
                                                 1996        1995
                                              -----------  ----------
          Raw materials and supplies          $1,207,697   $1,218,365
          Work-in-process and finished goods     897,125    1,013,766
          Maintenance and demo parts             610,758      624,281
          Reserve for obsolescence              (390,778)    (360,590)
                                              -----------  ----------

          Total inventories                   $2,324,802   $2,495,822
                                              ==========   ==========

             ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                MARCH 31, 1996 AND 1995, AND DECEMBER 31, 1995
                                 (UNAUDITED)


RESULTS OF OPERATIONS

Net sales for the three-month period ended March 31, 1996, were $2,870,133, compared to $2,963,568 for the corresponding period of 1995. Demand continued to be slow for the Company's interactive voice information systems from several large original equipment manufacturers and several operating telephone companies. Revenues from leases of time/weather/temperature equipment remained relatively constant between years. Product pricing for the Company's equipment also remained relatively constant between periods.

Gross profit as a percentage of net sales for the three-month periods ended March 31, 1996 and 1995, was 49% and 52%, respectively. The decrease in gross profit as a percentage of net sales was due to lower sales volume over which to spread fixed manufacturing costs.

Operating expenses were $1,631,295, or 57% of net sales for the three-month period ended March 31, 1996, compared to $1,946,062, or 66% for the corresponding period of 1995. Operating expenses were lower in all three categories, general and administrative, marketing and selling, and research and development, due primarily to lower staffing levels in the 1996 period. In addition, advertising and convention expenses decreased slightly between years.

Net loss for the three-month period ended March 31, 1996, was $160,774 versus a net loss of $277,371 for the same period of 1995. The reduction in the net loss between periods was due to the decrease in operating expenses, partially offset by lower sales volume.


LIQUIDITY AND FINANCIAL RESOURCES

Working capital was $3,661,926 as of March 31, 1996, compared to $3,880,097 at December 31, 1995. Cash provided by operating activities was $16,635 for the three-month period ended March 31, 1996, compared to cash used of $480,763 for the corresponding 1995 period. The cash provided by operating activities in the 1996 period was due primarily to reductions of inventories and accounts receivable, partially offset by a net loss. Cash was used for capital expenditures and payment of dividends in the 1996 period.

As of March 31, 1996, the Company had no borrowings on its available $3,500,000 revolving credit facility.

At current operating levels, management believes that cash generated from operations, together with the available revolving credit facility, will provide adequate funds to meet the Company's needs for the foreseeable future.

                          PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the Registrant on May 3, 1996, shareholders voted on the election of directors for a one year term. The Class B common stock of the Registrant is the only class of voting securities. The Class B common stock is not registered under the Securities Exchange Act of 1934. There was no solicitation in opposition to the nominees proposed and there were no abstentions or broker non-votes. Each of the nominees were elected as follows:


                   Director                               Votes        Votes
                     Name                                  For        Withheld
         --------------------------------              ------------  ----------

               Dean W. Danner                             439,529       0
               Bonita M. Danner                           439,529       0
               Hazel Danner                               439,529       0
               George W. Danner                           439,529       0
               A. William Huelsman                        439,529       0
               Joanne B. Huelsman                         439,529       0
               Peter J. Lettenberger                      439,529       0
               Richard A. Gabriel                         439,529       0


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

                                            ELECTRONIC TELE-COMMUNICATIONS, INC.




                                                   /s/ Dean W. Danner
                                            ------------------------------------
                                                       Dean W. Danner
                                                       President and
                                                  Chief Executive Officer




                                                   /s/ Jeffrey M. Nigl
                                            ------------------------------------
                                                       Jeffrey M. Nigl
                                               Vice President, Chief Financial
                                              Officer, Treasurer and Principal
                                                      Accounting Officer



     Date: May 6, 1996