Form 10-Q
period 1996-06-30
ELECTRONIC TELE COMMUNICATIONS INC
filed 1996-08-05
CIK 773547

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              -----------------


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                       For the Period ended June 30, 1996

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                              -----------------


                         Commission File Number 0-13981


                              -----------------


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

                                -----------------


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

                                -----------------


As of August 1, 1996, there were outstanding 2,003,949 shares of Class A common stock and 500,000 shares of Class B common stock. The Class B common stock, 79.5% of which is owned by affiliates, is the only voting stock. There is no market for the Class B common stock.

                           FORM 10-Q QUARTERLY REPORT
                       FOR THE PERIOD ENDED JUNE 30, 1996

In this report, Electronic Tele-Communications, Inc. is also referred to as Electronic Tele-Communications, ETC, and the Company.


                              -----------------


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

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995

                                                         (UNAUDITED)
                                                           JUNE 30              December 31
                                                            1996                   1995
                                                         ----------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                               $  609,346            $  497,971
  Trade accounts receivable, net                           1,184,579             1,280,955
  Inventories (Note 2)                                     2,100,346             2,495,822
  Refundable income taxes                                    377,048               201,072
  Deferred income tax benefits                               296,454               320,402
  Prepaid expenses and other current assets                  117,166                63,271
                                                          --------------------------------
    Total current assets                                   4,684,939             4,859,493

LEASED SERVICE EQUIPMENT, NET                                 25,438                37,993
PROPERTY, PLANT AND EQUIPMENT, NET                         1,913,231             2,053,482
DEFERRED INCOME TAX BENEFITS                                  23,702                46,998
EXCESS COST OVER NET ASSETS ACQUIRED                       1,105,993             1,126,285
                                                          --------------------------------

Total Assets                                              $7,753,303            $8,124,251
                                                          ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                        $  188,132            $  238,608
  Accrued expenses                                           761,005               639,851
  Deferred revenue                                           114,555               100,937
                                                          --------------------------------
    Total current liabilities                              1,063,692               979,396

OTHER LONG-TERM LIABILITIES                                  278,730               324,479
                                                          --------------------------------

    Total liabilities                                      1,342,422             1,303,875
                                                          --------------------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000
    shares, none issued
  Class A common stock, authorized 10,000,000
    shares, par value $.01, issued and
    outstanding 2,003,949 shares                              20,039                20,039
  Class B common stock, authorized 10,000,000
    shares, par value $.01, issued and
    outstanding 500,000 shares                                 5,000                 5,000
  Additional paid-in capital                               3,323,528             3,323,528
  Retained earnings                                        3,062,314             3,471,809
                                                          --------------------------------
    Total stockholders' equity                             6,410,881             6,820,376
                                                          --------------------------------

Total Liabilities and Stockholders' Equity                $7,753,303            $8,124,251
                                                          ================================


The accompanying notes are an integral part of these consolidated condensed financial statements.

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
  THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995 - (UNAUDITED)

                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                             JUNE 30                    JUNE 30
                                      ----------------------   ------------------------
                                         1996        1995         1996         1995
                                      ----------------------   ------------------------
NET SALES                             $2,773,906  $3,776,796   $5,644,039    $6,740,364

COST OF PRODUCTS SOLD                  1,416,079   1,710,688    2,874,131     3,140,123
                                      ----------------------   ------------------------
GROSS PROFIT                           1,357,827   2,066,108    2,769,908     3,600,241

OPERATING EXPENSES:
  General and administrative             388,553     439,766      818,716       910,224
  Marketing and selling                  598,493     696,518    1,236,190     1,443,928
  Research and development               519,405     635,161    1,082,840     1,363,355
                                      ----------------------   ------------------------
                                       1,506,451   1,771,445    3,137,746     3,717,507
                                      ----------------------   ------------------------

EARNINGS (LOSS) FROM OPERATIONS         (148,624)    294,663     (367,838)     (117,266)

OTHER INCOME (EXPENSE):
  Interest expense                           (66)     (9,163)      (1,157)       (9,907)
  Interest and dividend income                51         150          102         1,098
  Miscellaneous                          (10,146)        149       (5,266)       (9,997)
                                      ----------------------   ------------------------
                                         (10,161)     (8,864)      (6,321)      (18,806)
                                      ----------------------   ------------------------

EARNINGS (LOSS) BEFORE INCOME TAXES     (158,785)    285,799     (374,159)     (136,072)

  Income taxes (benefit)                 (30,300)     98,200      (84,900)      (46,300)

                                      ----------------------   ------------------------
NET EARNINGS (LOSS)                   $ (128,485) $  187,599   $ (289,259)    $ (89,772)
                                      ======================   ========================

EARNINGS (LOSS) PER SHARE:
  Class A common                      $    (0.05) $     0.08   $    (0.10)    $   (0.02)
  Class B common                      $    (0.05) $     0.08   $    (0.16)    $   (0.08)

Weighted average common
  shares outstanding                   2,503,949   2,503,949    2,503,949     2,503,949


The accompanying notes are an integral part of these consolidated condensed financial statements.

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995 - (UNAUDITED)


                                                        SIX MONTHS ENDED JUNE 30
                                                        ------------------------
                                                           1996           1995
                                                        ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                   $(289,259)     $  (89,772)
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                       232,838         297,428
      Deferred income taxes                                47,244            -
      Gain from sale of equipment                         (15,027)           -
        Changes in operating assets and liabilities:
          Accounts receivable                              96,376         748,374
          Inventories                                     395,476        (207,793)
          Prepaid expenses and other current assets       (53,895)         36,006
          Accounts payable and accrued expenses            24,929        (278,397)
          Income taxes                                   (175,976)        (54,583)
          Deferred revenue                                 13,618          35,642
                                                        -------------------------
            Total adjustments                             565,583         576,677
                                                        -------------------------
        Net cash provided by operating activities         276,324         486,905
                                                        -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (59,740)       (221,430)
  Proceeds from sale of equipment                          15,027
                                                        -------------------------
        Net cash used by investing activities             (44,713)       (221,430)
                                                        -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                         (120,236)       (120,237)
                                                        -------------------------
        Net cash used by financing activities            (120,236)       (120,237)
                                                        -------------------------

Net increase in cash and cash equivalents                 111,375         145,238

Cash and cash equivalents at beginning of year            497,971         627,045

                                                        -------------------------
Cash and cash equivalents at end of period              $ 609,346      $  772,283
                                                        =========================

Supplemental disclosures of cash flow information:
  Cash received from income tax refunds                 $    -         $     -
  Cash paid for income taxes                               43,771         228,283
  Cash paid for interest expense                            1,157           9,907


The accompanying notes are an integral part of these consolidated condensed financial statements.

             ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         JUNE 30, 1996 - (UNAUDITED)



1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, such consolidated condensed financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation. Operating results for the three-month and six-month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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


2. INVENTORIES

Inventories consisted of the following:

                                               JUNE 30     December 31
                                                 1996         1995
                                              -----------  -----------
          Raw materials and supplies          $1,054,875   $1,218,365
          Work-in-process and finished goods     639,730    1,013,766
          Maintenance and demo parts             661,976      624,281
          Reserve for obsolescence              (256,235)    (360,590)
                                              -----------  -----------

          Total inventories                   $2,100,346   $2,495,822
                                              ===========  ===========



3. STOCK OPTIONS

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" (SFAS 123). The Company has elected, as allowed under SFAS 123, to continue to apply Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees" for determining annual compensation charges and will disclose the impact of fair value in the footnotes to its financial statements for the year ended December 31, 1996.

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 JUNE 30, 1996 AND 1995, AND DECEMBER 31, 1995
                                  (UNAUDITED)


RESULTS OF OPERATIONS

Net sales for the six-month period ended June 30, 1996, were $5,644,039, compared to $6,740,364 for the corresponding period of 1995. For the three-month periods ended June 30, 1996 and 1995, net sales were $2,773,906 and $3,776,796, respectively. Lower net sales in the 1996 periods was due to continued slow demand for the Company's interactive voice information systems from several large original equipment manufacturers and several operating telephone companies. Revenues from leases of time/weather/temperature equipment remained relatively constant between years. Product pricing for the Company's equipment also remained relatively constant between periods.

Gross profit as a percentage of net sales for the six-month periods ended June 30, 1996 and 1995, were 49% and 53%, respectively. For the three-month periods ended June 30, 1996 and 1995, gross profit was 49% and 55%, respectively. The decrease in gross profit as a percentage of net sales was due to lower sales volume over which to spread fixed manufacturing costs.

Operating expenses were $3,137,746, or 56% of net sales for the six-month period ended June 30, 1996, compared to $3,717,507, or 55% for the corresponding period of 1995. Operating expenses were lower in all three categories, general and administrative, marketing and selling, and research and development, due primarily to lower staffing levels in the 1996 period. In addition, advertising and convention expenses decreased slightly between years.

Net loss for the six-month period ended June 30, 1996, was $289,259 versus a net loss of $89,772 for the same period of 1995. For the three-month period ended June 30, 1996, there was a net loss of $128,485, compared to net earnings of $187,599 for the 1995 period. The net loss in the 1996 periods was due to lower sales volume, partially offset by lower operating expenses.


LIQUIDITY AND FINANCIAL RESOURCES

Working capital was $3,621,247 as of June 30, 1996, compared to $3,880,097 at December 31, 1995. Cash provided by operating activities was $276,324 for the six-month period ended June 30, 1996, compared to $486,905 for the corresponding 1995 period. The cash provided by operating activities in the 1996 period was due primarily to reductions of inventories, partially offset by the net loss. For the 1995 period, reductions in accounts receivable provided the majority of cash from operating activities. Cash was used for capital expenditures and payment of dividends in the 1996 and 1995 periods.

As of June 30, 1996, the Company had no borrowings on its available $3,500,000 revolving credit facility.

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

                                            ELECTRONIC TELE-COMMUNICATIONS, INC.




                                                     /s/ Dean W. Danner
                                            ----------------------------------
                                                         Dean W. Danner
                                                         President and
                                                   Chief Executive Officer




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



Date: August 1, 1996