Form 10-Q
period 1996-09-30
ELECTRONIC TELE COMMUNICATIONS INC
filed 1996-11-12
CIK 773547

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                _______________


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the Period ended September 30, 1996

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
                        Yes  X     No
                           -----     -----
                                _______________


As of November 1, 1996, there were outstanding 2,003,949 shares of Class A common stock and 500,000 shares of Class B common stock. The Class B common stock, 79.5% of which is owned by affiliates, is the only voting stock. There is no market for the Class B common stock.

                           FORM 10-Q QUARTERLY REPORT
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1996

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


              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                     (UNAUDITED)
                                                     SEPTEMBER 30  December 31
                                                         1996         1995
                                                     ------------  -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $1,637,017   $  497,971
  Trade accounts receivable, net                       1,198,520    1,280,955
  Inventories (Note 2)                                 2,372,361    2,495,822
  Refundable income taxes                                340,052      201,072
  Deferred income tax benefits                           330,642      320,402
  Prepaid expenses and other current assets              104,931       63,271
                                                      -----------------------
    Total current assets                               5,983,523    4,859,493

LEASED SERVICE EQUIPMENT, NET                             20,458       37,993
PROPERTY, PLANT AND EQUIPMENT, NET                     1,877,306    2,053,482
DEFERRED INCOME TAX BENEFITS                              21,722       46,998
EXCESS COST OVER NET ASSETS ACQUIRED                   1,095,847    1,126,285
                                                      -----------------------

Total Assets                                          $8,998,856   $8,124,251
                                                      =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                    $  358,809   $  238,608
  Accrued expenses                                       735,309      639,851
  Deferred revenue                                     1,270,840      100,937
                                                      -----------------------
    Total current liabilities                          2,364,958      979,396

OTHER LONG-TERM LIABILITIES                              255,664      324,479
                                                      -----------------------

    Total liabilities                                  2,620,622    1,303,875
                                                      -----------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000
    shares, none issued                                     0.00         0.00
  Class A common stock, authorized 10,000,000
    shares, par value $.01, issued and
    outstanding 2,003,949 shares                          20,039       20,039
  Class B common stock, authorized 10,000,000
    shares, par value $.01, issued and
    outstanding 500,000 shares                             5,000        5,000
  Additional paid-in capital                           3,323,528    3,323,528
  Retained earnings                                    3,029,667    3,471,809
                                                      -----------------------
    Total stockholders' equity                         6,378,234    6,820,376
                                                      -----------------------

Total Liabilities and Stockholders' Equity            $8,998,856   $8,124,251
                                                      =======================


The accompanying notes are an integral part of these consolidated condensed financial statemen

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
    THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995 -
                                  (UNAUDITED)

                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 SEPTEMBER 30                    SEPTEMBER 30
                                         ---------------------------      ---------------------------
                                             1996            1995             1996            1995
                                         ---------------------------      ---------------------------
NET SALES                                $ 3,217,381     $ 2,958,538      $ 8,861,420     $ 9,698,902

COST OF PRODUCTS SOLD                      1,676,219       1,569,926        4,550,350       4,710,049
                                         ---------------------------      ---------------------------
GROSS PROFIT                               1,541,162       1,388,612        4,311,070       4,988,853

OPERATING EXPENSES:
  General and administrative                 391,340         403,150        1,210,056       1,313,374
  Marketing and selling                      550,191         718,808        1,786,381       2,162,736
  Research and development                   489,767         622,011        1,572,607       1,985,366
                                         ---------------------------      ---------------------------
                                           1,431,298       1,743,969        4,569,044       5,461,476
                                         ---------------------------      ---------------------------

EARNINGS (LOSS) FROM OPERATIONS              109,864        (355,357)        (257,974)       (472,623)

OTHER INCOME (EXPENSE):
  Interest expense                                81            (584)          (1,076)        (10,491)
  Interest and dividend income                12,775              37           12,877           1,135
  Miscellaneous                              (10,330)        (10,146)         (15,596)        (20,143)
                                         ---------------------------      ---------------------------
                                               2,526         (10,693)          (3,795)        (29,499)
                                         ---------------------------      ---------------------------

EARNINGS (LOSS) BEFORE INCOME TAXES          112,390        (366,050)        (261,769)       (502,122)

  Income taxes (benefit)                       4,800        (103,100)         (80,100)       (149,400)
                                         ---------------------------      ---------------------------
NET EARNINGS (LOSS)                      $   107,590     $  (262,950)     $  (181,669)    $  (352,722)
                                         ===========================      ===========================
EARNINGS (LOSS) PER SHARE:
  Class A common                         $      0.05     $     (0.10)     $     (0.06)    $     (0.12)
  Class B common                         $      0.03     $     (0.12)     $     (0.14)    $     (0.20)

Weighted average common
  shares outstanding                       2,503,949       2,503,949        2,503,949       2,503,949


The accompanying notes are an integral part of these consolidated condensed financial statements.

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
       NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995 - (UNAUDITED)


                                                      NINE MONTHS ENDED SEPTEMBER 30
                                                      -------------------------------
                                                         1996              1995
                                                      -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                  $ (181,669)      $  (352,722)
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                       334,964           441,553
      Deferred income taxes                                15,036               0.0
      Gain from sale of equipment                         (14,843)              0.0
        Changes in operating assets and liabilities:
          Accounts receivable                              82,435         1,015,768
          Inventories                                     123,461           101,442
          Prepaid expenses and other current assets       (41,660)           63,942
          Accounts payable and accrued expenses           146,844          (277,497)
          Income taxes                                   (138,980)         (161,887)
          Deferred revenue                              1,169,903           (88,540)
                                                      -----------------------------
            Total adjustments                           1,677,160         1,094,781
                                                      -----------------------------
        Net cash provided by operating activities       1,495,491           742,059
                                                      -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (110,815)         (418,814)
  Proceeds from sale of equipment                          14,843               0.0
                                                      -----------------------------
        Net cash used by investing activities             (95,972)         (418,814)
                                                      -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                         (260,473)         (260,474)
                                                      -----------------------------
        Net cash used by financing activities            (260,473)         (260,474)
                                                      -----------------------------
Net increase in cash and cash equivalents               1,139,046            62,771

Cash and cash equivalents at beginning of year            497,971           627,045
                                                      -----------------------------
Cash and cash equivalents at end of period             $1,637,017       $   689,816
                                                      =============================
Supplemental disclosures of cash flow information:
  Cash received from income tax refunds                $       --       $        --
  Cash paid for income taxes                               43,783           232,549
  Cash paid for interest expense                            1,076            10,491


The accompanying notes are an integral part of these consolidated condensed financial statements

             ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1996 - (UNAUDITED)



1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, such consolidated condensed financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation. Operating results for the three-month and nine-month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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


2. INVENTORIES

Inventories consisted of the following:

                                              SEPTEMBER 30   December 31
                                                  1996          1995
                                              ------------   ------------
          Raw materials and supplies           $1,023,431     $1,218,365
          Work-in-process and finished goods    1,046,765      1,013,766
          Maintenance and demo parts              647,840        624,281
          Reserve for obsolescence               (345,675)      (360,590)
                                               ----------     ----------
          Total inventories                    $2,372,361     $2,495,822
                                               ==========     ==========



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

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        SEPTEMBER 30, 1996 AND 1995, AND DECEMBER 31, 1995 - (UNAUDITED)


RESULTS OF OPERATIONS

Net sales for the nine-month period ended September 30, 1996, were $8,861,420, compared to $9,698,902 for the corresponding period of 1995. Lower net sales in the 1996 nine-month period were due to slow demand during the first half of 1996 for the Company's interactive voice information systems from several large original equipment manufacturers and several operating telephone companies.
For the three-month periods ended September 30, 1996 and 1995, net sales were $3,217,381 and $2,958,538, respectively. The increase in net sales for the 1996 three-month period was due to increased shipments to several operating telephone companies compared to the same period of 1995. Revenues from leases of time/weather/temperature equipment remained relatively constant between years. Product pricing for the Company's equipment also remained relatively constant between periods.

Gross profit as a percentage of net sales for the nine-month periods ended September 30, 1996 and 1995, was 49% and 51%, respectively. The decrease in gross profit percentage between periods was due to spreading fixed manufacturing costs over lower sales volume in the 1996 period. Product mix remained relatively constant between periods and did not have an impact on gross margins. For the three-month periods ended September 30, 1996 and 1995, gross profit was 48% and 47%, respectively. The increase in gross profit as a percentage of net sales was due to higher sales volume in the 1996 three-month period over which to spread fixed manufacturing costs.

Operating expenses were $4,569,044, or 52% of net sales for the nine-month period ended September 30, 1996, compared to $5,461,476, or 56% for the corresponding period of 1995. General and administrative expenses were $1,210,056 and $1,313,374 for the nine-month periods ended September 30, 1996 and 1995, respectively. The decrease in general and administrative expenses was due to lower staffing levels in 1996. Marketing and selling expenses were $1,786,381 and $2,162,736 for the nine-month periods ended September 30, 1996 and 1995, respectively. The decrease was due primarily to lower staffing levels, lower commissions based on reduced sales volume, and lower expenses related to attending trade shows. Research and development expenses were $1,572,607 and $1,985,366 for the nine-month periods ended September 30, 1996 and 1995, respectively. The decrease in research and development expenses between periods was due to lower staffing levels in the 1996 period.

Net other expenses were $3,795 and $29,499 for the nine-month periods ended September 30, 1996 and 1995, respectively. The decrease in net other expenses in the 1996 period was due to a combination of lower interest expense based on lower bank borrowings and higher interest income derived from cash invested.

Net loss for the nine-month period ended September 30, 1996, was $181,669 versus a net loss of $352,722 for the same period of 1995. For the three-month period ended September 30, 1996, there were net earnings of $107,590, compared to a net loss of $262,950 for the 1995 period. The net loss in the 1996 nine-month period was due to lower sales volume, partially offset by lower operating expenses. For the 1996 three-month period, net earnings were due to increased sales volume and lower operating expenses.


LIQUIDITY AND FINANCIAL RESOURCES

Working capital was $3,618,565 as of September 30, 1996, compared to $3,880,097 at December 31, 1995. Cash provided by operating activities was $1,495,491 for the nine-month period ended September 30, 1996, compared to $742,059 for the corresponding 1995 period. The cash provided by operating activities in the 1996 period was due primarily to prepayments by an international customer, partially offset by the net loss.

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        SEPTEMBER 30, 1996 AND 1995, AND DECEMBER 31, 1995 - (UNAUDITED)
                                  (CONTINUED)


For the 1995 period, reductions in accounts receivable provided the majority of cash from operating activities, partially offset by a net loss and an increase in accounts payable and accrued expenses. Cash was used for capital expenditures and payment of dividends in the 1996 and 1995 periods.

As of September 30, 1996, the Company had no borrowings on its available $3,500,000 revolving credit facility.

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

                                            ELECTRONIC TELE-COMMUNICATIONS, INC.




                                                    /s/ Dean W. Danner
                                            -----------------------------------
                                                        Dean W. Danner
                                                        President and
                                                   Chief Executive Officer




                                                  /s/ Jeffrey M. Nigl
                                            -----------------------------------
                                                      Jeffrey M. Nigl
                                             Vice President, Chief Financial
                                            Officer, Treasurer and Principal
                                                   Accounting Officer



Date: November 1, 1996