Form 10-K405
period 1996-12-31
ELECTRONIC TELE COMMUNICATIONS INC
filed 1997-03-27
CIK 773547

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                      For the Year ended December 31, 1996

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

                    Yes   __X__                        No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 1997, there were outstanding 2,003,949 shares of Class A common stock and 500,000 shares of Class B common stock. The Class B common stock is the only voting stock. 79.5% of the Class B common stock is owned by affiliates. There is no market for the Class B common stock.

In this report, Electronic Tele-Communications, Inc. is also referred to as Electronic Tele-Communications, ETC, and the Company.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV incorporate by reference portions of Electronic
Tele-Communications' 1996 Annual Report to Shareholders. Part IV incorporates by reference certain exhibits previously filed with Electronic
Tele-Communications' S-1 Registration Statement (No. 2-99175) dated July 24, 1985, and subsequent reports under the Securities Exchange Act of 1934.

                                     PART I

ITEM 1. BUSINESS.

(a) General Development of Business

Electronic Tele-Communications, Inc. is a Wisconsin corporation, incorporated in 1980. The Company designs, manufactures, programs, markets and leases digital voice information platforms, call processing systems, and related computer software and services. ETC is one of the leading domestic manufacturers of digital voice information systems for the telephone industry. Substantially all of the Company's products are proprietary and have been developed since 1986. Research and development activities have been and will continue to be important to the development of new products and markets.

ETC has executive offices, manufacturing, engineering, technical services, marketing, and a regional sales office in Waukesha, Wisconsin. In addition, engineering, technical services, and corporate sales staff are located in Atlanta, Georgia, and technical services, repair services, and a regional sales office are located in Pleasanton, California. ETC also has five sales representatives in various other locations in the United States.

(b) Financial Information About Industry Segments

Not applicable.  The Company operates in one industry segment.

(c) Narrative Description of Business

GENERAL

Electronic Tele-Communications designs, manufactures, markets and leases digital voice and call processing systems and related software. It also provides comprehensive services in support of these systems, including installation, training, 24-hour technical support, voice recording and weather forecasting. Its equipment, compatible with most telephone systems, provides a wide range of audio information and call handling capabilities via the telephone network. The Company's products are utilized by a variety of customers, including: (1) telephone companies which use the products to provide information to callers regarding misdialed or changed numbers, sources of assistance or calling instructions, enhanced services such as call forwarding, and automated pay phone interaction; (2) public and private providers of informational announcements such as news, sports, weather, time, stock reports, or advertisements; (3) large and small businesses which use call handling products for applications such as voice mail, call sequencing and automated attendant; and (4) private reporting and information services through pay-per- call services, commonly referred to as "900 Services." The Company's systems are generally priced from $500 to $200,000.

The Company's solid-state products are microprocessor controlled and use digital technology for voice storage and playback. Digital storage provides for the instant and unlimited playback of voice messages. Voice recordings are digitized, or encoded as data, and stored in memory in the Company's equipment. This data may then be decoded and delivered as voice messages via the telephone network.

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

New product and software development and product improvements are significant to ETC's business. The Company spent approximately $1,981,000, $2,533,000, and $2,537,000 in 1996, 1995, and 1994, respectively, on research and development activities, all of which were exclusively Company sponsored and supported.

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

PRODUCTS

  Digital Recorder/Announcers

The basic unit of the Company's Digicept(R) system is the Digicept(R) recorder/announcer, which stores a single announcement for playback to the telephone network. The Digicept(R) line also includes the Extended Memory recorder/announcer, providing extended-length, single-channel messages. Calls to the recorder/announcers are generally grouped through multiple interface circuits, also manufactured by the Company, allowing simultaneous access to the recorder/announcer by hundreds of phone lines. T1 interfaces are available to connect large recorder/announcer systems directly to a 24-channel digital T1 network. The Digicept(R) recorder/announcers are most often found in telephone company central offices, providing informational announcements regarding incorrectly dialed or changed numbers, telephone services and weather conditions. These announcers are also used by businesses to provide information on finance, transportation, public service and education. The Messenger(TM) 612 single-channel announcer, housed in a self-contained package, provides similar functionality in a business office environment.

The Company's Digicept(R), Aris(R) and Messenger(TM) product lines include multi-channel recorder/announcers designed for applications requiring the simultaneous playback of multiple messages. These multi-channel announcers provide informational announcements similar to those of the single-channel recorder/announcers. The Digicept(R) line offers two multi-channel recorder/announcers, which are typically rack mounted in telephone company central offices or other large business applications. The Aris(R) and Messenger(TM) announcers are housed in self- contained packages, ideal for use in office environments. The Aris(R) line offers one multi-channel announcer, in several configurations, while the Messenger(TM) line offers two multi-channel announcers.

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

The Audichron(R) 410 combines voice mail, audiotex, and time/weather/temperature functions in a single system. Flexible, industry standard hardware and software allows for the continued development of additional features required by the business user or service provider. Both rack- mount and tower enclosures are available, designed to meet the varied needs of both the telephone company and business office environments.

  Call Sequencing Systems

The Company's CMS(TM) Sr and CMS(TM) Jr automatic call sequencers place incoming calls in a queue, assuring that each caller is serviced in the proper order by an available service representative. While on hold, the caller may hear music and informational messages. These systems process two to 60 phone lines and can play as many as 16 different informational messages, up to a total of 68 minutes in length. These call sequencers also serve as call management systems, providing a variety of statistical and graphical reports. These reports allow the telephone system administrator to evaluate system usage including answered and abandoned calls, total number of calls, average caller holding times and service representative staffing requirements.

The Company also offers the CMS(TM) Sr 9-1-1 Auxiliary Unit. This product adds customized fail-safe features, meeting the specialized requirements of a public safety answering point in the 9-1-1 emergency response telephone network.

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

  Recording Services

A professional staff is available from ETC's recording studio in Atlanta, Georgia to provide high quality recordings of commercial announcements and customized messages in a variety of formats. These announcements include interactive system vocabularies, call processing system prompts, information-on-hold announcements and commercial announcements for telemedia. Recordings may be provided on cassette or reel-to-reel tapes, or may be digitized and stored on floppy diskettes or delivered via the Internet.

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

  Technical Services

The Company offers equipment installation, training, and 24-hour technical support of its various products. Maintenance and installation services include customer premise support and software and documentation updates. Classes are held in ETC's training centers, and at customer sites, to instruct employees and customers on the operation and use of ETC's products. Technical bulletins and software updates are also available from the Company's World Wide Web site.

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

The Company purchases computers, monitors, printers, disk drives, and other computer related accessories. These components are assembled into systems and packaged with mostly proprietary and some purchased software and sold to the customer.

In addition to hardware manufactured by the Company, computer software is an intregal component of the Company's announcement systems. Most of the Company's computer software is designed and generated internally by the Company's engineers. The software programs are then loaded into the voice announcement systems in a variety of methods, including "burning" the programs into microprocessors, or using floppy disks to transfer the programs into memory chips or computer hard drives. These software programs dictate how the voice announcement systems perform, and give the products flexibility to meet many different customer specifications and needs.

SALES, MARKETING AND CUSTOMERS

ETC's manufactured products are marketed through independent distributors, telecommunications dealers, and Company sales personnel. Leases of the Company's time/weather/temperature machines and related information update services are performed through the Company's sales personnel. Distributors comprised approximately 4% of the Company's 1996 sales. The Company's largest distributors include GTE Supply, Inc., North Supply, Inc., and Graybar Electric Company, Inc. Telecommunications dealers comprised approximately 3% of the Company's 1996 sales. Approximately 85% of the Company's 1996 sales were in the United States, and 15% were to international customers.

During 1996, ETC's manufactured products and related services were sold to approximately 612 customers, primarily operating telephone companies, telephone equipment manufactures, telecommunication dealers, telephone service providers, and other businesses. The Company's time/weather/temperature equipment and related services were leased to approximately 818 customers in 1996, primarily financial institutions and operating telephone companies. Siemens Stromberg-Carlson accounted for 23% of the Company's 1996 sales, and TeleSystems, Inc. accounted for 11% of 1996 sales.

ETC engages in direct advertising through trade publications, direct mail communications, and the Company's World Wide Web site (http://www.etcia.com). The Company participates in a number of trade shows each year and is a member of many national and state telephone associations. The Company's corporate sales staff and a regional sales office are located in Atlanta, Georgia. The Company's marketing staff are headquartered in Waukesha, Wisconsin. In addition regional sales offices are located in Waukesha, Wisconsin and Pleasanton, California, and five sales representatives are at various other locations in the United States. Technical service departments exist within all three regional sales offices to provide assistance to customer questions and custom application requirements.

BACKLOG

As of December 31, 1996, the amount of the Company's backlog orders believed to be firm was $1,635,000. This compares with $850,000 of backlog orders as of December 31, 1995. One customer comprised 60% of the 1996 backlog. Two other customers comprised 33% and 10%, respectively, of the 1995 backlog. The Company typically experiences variations in product sales that have no seasonal pattern and are caused by the timing of major equipment purchases by the operating telephone companies and telephone equipment manufacturers.

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

EMPLOYEES

As of December 31, 1996, ETC employed 138 persons. Approximately 20% of the Company's employees are engaged in product development, 18% in sales and marketing, 13% in management and office support, 19% in service and support, and 30% in manufacturing. The Company has never experienced a work stoppage due to a labor dispute, is not a party to any labor contract, and considers its relations with employees to be excellent. The Company believes that there is an adequate supply of professional and manufacturing personnel available in the metropolitan areas where it has facilities to meet its anticipated personnel requirements.

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

The Company leases 87,300 square feet in seven buildings located in Atlanta, Georgia. These facilities include corporate sales, a regional sales office, engineering, technical services, and accounting. The leases expire in the year 2000, and the Company is currently subleasing 61,500 square feet of this space to other tenants. The properties are modern and well maintained, and include adequate space for anticipated needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

(a) Market Information
The Company's Class A common stock trades on the NASDAQ National Market tier of
The NASDAQ Stock Market under the Symbol: ETCIA.   There is no market for the
Company's Class B common stock.

See the caption "Quarterly Financial Data" on page 24 in ETC's 1996 Annual Report to Shareholders incorporated herein by reference.

(b) Holders
As of February 28, 1997, there were approximately 820 shareholders of record and beneficial shareholders owning Class A common stock and 9 shareholders of record of Class B common stock.

(c) Dividends
For 1996, 1995 and 1994, the Company each year paid a cash dividend of $.12 per share on Class A common stock and $.04 per share on Class B common stock.

On February 28, 1997, the Board of Directors of the Company declared an annual cash dividend of $.12 per share on Class A common stock, the first $.06 per share payable on March 31, 1997, to shareholders of record on March 14, 1997, and the second $.06 per share payable on September 30, 1997, to shareholders of record on September 1, 1997.

ITEM 6. SELECTED FINANCIAL DATA.

The information under the caption "Eleven Year Review of Selected Financial Data" on pages 22 and 23 in ETC's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information on pages 9, 10 and 11 in ETC's 1996 Annual Report to Shareholders is incorporated herein by reference.

The Company may from time to time make statements that could be considered "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. These "forward-looking" statements are provided in compliance with the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995.

The Company wishes to caution readers that the following factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results during 1996, and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company:

 Technology Changes

As technological advancements are made in the product requirements of the Company's customers, the Company must continue to develop new products to keep pace with such advancements. If the Company were unable to develop new products, its ability to continue to serve existing customers and obtain new customers would be impaired, thus adversely affecting the Company's revenues and profitability.

 Backlog

Because of the nature of the products sold by the Company and the delivery requirements of customers, most of the Company's orders are filled within a short time and the Company has relatively short production cycles and low levels of order backlog. This low level of long-term orders and backlog makes it more difficult to predict accurately future sales than would be the case if the Company had a higher level of long-term orders and backlog.

 Acquisitions

The Company has in the past expanded through acquisition of other companies. The extent to which the Company varies its rate of acquisitions and the profitability of the companies it acquires will impact the Company's overall profitability.

 Status of the Economy

The Company's products are sold to a number of different customers in different industries and different countries. Thus, any general downturn in domestic or international economic conditions or rates of growth could impact the Company's sales and levels of profitability.

 Governmental Regulations

Many different governmental regulations affect the telecommunications industry. Any changes in these regulations could have a material impact on the Company's business.

 Sources of Supply

The Company is, in part, dependent upon the continuing availability of products and raw materials provided by single source suppliers. The inability of the Company to obtain products or raw materials on a timely basis or the termination of such relationships could have an adverse effect on the Company.

 Expense Structure

The Company's expense structure for certain costs is based on the Company's expected level of sales and growth. To the extent that the Company's actual level of sales or growth is different from that which it expects, the Company's ability to timely adjust its cost structure to those levels will impact the Company's results of operations.

 Product Mix

The Company's profitability is impacted by the mix of products it sells. Certain of the Company's products have lower profit margins than others. If the Company's actual mix of products sold is different from the expected mix, the Company's expected profit margins would be affected by such changes.

 Major Customers

The Company has in the past and probably will in the future rely on large sales volume to certain customers. Loss of any of these customers could have a material impact on the sales revenue and profitability of the Company.

 Competition

The Company operates in the telecommunications industry where many companies are substantially larger and have substantially greater resources than ETC. If any of these companies were to decide to compete with ETC in its markets, the sales revenues and profitability of ETC could be materially impacted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information on pages 12 through 24 in ETC's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Directors and executive officers of the Company are as follows:

            NAME                   AGE                TITLE
            ----                   ---                -----
      George W. Danner             77          Chairman of the Board
                                                  and Director
      Dean W. Danner               46          President, Chief Executive
                                                  Officer and Director
      Bonita M. Danner             45          Vice President Engineering
                                                  and Director
      Hazel Danner                 76          Corporate Secretary
                                                  and Director
      Jeffrey M. Nigl              38          Vice President, Treasurer
                                                  and Chief Financial Officer
      R.W. Johns, Jr.              48          Vice President Sales
      Robert R. Spiering           52           Vice President Tech Services
      Cynthia K. Carlson           52           Vice President Contracts
      Joanne B. Huelsman           58          Director
      A. William Huelsman          59          Director
      Peter J. Lettenberger        59          Director
      Richard A. Gabriel           64          Director

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

A. WILLIAM HUELSMAN - Mr. Huelsman has served as a Director of the Company since its incorporation in 1980. He has been a member of the Company's Compensation Committee since its creation in 1985. Mr. Huelsman is a registered Professional Engineer and a real estate developer and, prior to 1996 was Chairman and Chief Executive Officer of Intelligraphics, Inc., a digital mapping firm.

PETER J. LETTENBERGER - Mr. Lettenberger has served as a Director of the Company and a member of its Compensation Committee since 1985. He is a partner of Quarles & Brady, which firm he joined in 1964, and is a director of W.H.Brady Co.

RICHARD A. GABRIEL - Mr. Gabriel was elected to the Board of Directors in December 1993. He is also a member of the Company's Audit Committee and Compensation Committee. Mr. Gabriel is a business consultant and, prior to 1997, was Executive Vice President of Stolper Fabralloy Company of Waukesha, Wisconsin, a manufacturer of precision aircraft and ground turbine sheet metal components. Prior thereto he was Manufacturing Manager of Kieffer Company from 1992 to 1993, and Executive Vice President of Intelligraphics, Inc. from 1989 to 1992.

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

                           SUMMARY COMPENSATION TABLE

                                                        Long-Term
                                 Annual Compensation   Compensation
                                 -------------------   ------------
    (a)                 (b)           (c)        (d)       (g)      (i)
                                                        Securities
    Name                                                  Under-   All Other
    and                                                   lying     Compen-
  Principal                                              Options/   sation
  Position             Year        Salary($)    Bonus($)  SARs(#)     ($)
----------------------------------------------------------------------------
Dean W. Danner         1996         132,000      2,700              5,100(1)
 President and         1995         130,600               1,000     5,500(1)
 CEO                   1994         125,000     14,500    5,000     8,100(1)

R.W. Johns, Jr.        1996          95,600      1,200    1,000     2,000(2)
 Vice President        1995          96,000               1,000     2,200(2)
                       1994          93,400      7,300              4,300(2)
------------------------------

(1) Consists of directors' fees of $2,500 in each year, with the remainder being profit sharing (in 1994), and Company matching contributions pursuant to the Company's 401(k) retirement savings plan.

(2) Consists of profit sharing (in 1994), and Company matching contributions pursuant to the Company's 401(k) retirement savings plan.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information concerning options/SARs granted during 1996 to the named executives:

                                                                Potential
                                                               Realizable
                                                             Value at Assumed
                                                               Annual Rates
                                                              of Stock Price
                                                               Appreciation
                        Individual Grants                     for Option Term
------------------------------------------------------------ ----------------
    (a)           (b)          (c)        (d)        (e)        (f)     (g)
                           % of Total
                Number of Options/SARs
               Securities   Granted to  Exercise
               Underlying   Employees   or Base
              Options/SARs  in Fiscal    Price     Expiration
   Name        Granted(#)     Year     ($/Share)      Date      5%($)   10%($)
-----------------------------------------------------------------------------
R.W. Johns, Jr.   1,000      8.20%       2.875      5/3/2006   1,800    4,600

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

AGGREGATED OPTIONS/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

The following table summarizes options and SARs exercised during 1996 and the value of unexercised options and SARs held by the named executives at fiscal year-end:

      (a)          (b)          (c)              (d)                (e)
                                              Number of
                                              Securities
                                              Underlying
                                              Unexercised       In-the-Money
                                             Options/SARs       Options/SARs
                  Shares                       at Fiscal          at Fiscal
                 Acquired      Value          Year-End(#)        Year-End($)
                on Exercise   Realized      Exercisable(E)/    Exercisable(E)/
     Name           (#)         ($)        Unexercisable(U)   Unexercisable(U)
------------------------------------------------------------------------------
Dean W. Danner        0            0            2,200(E)             0(E)
                                                3,800(U)             0(U)

R.W. Johns, Jr.       0            0           12,300(E)             0(E)
                                                2,200(U)             0(U)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of each class of the Company's Common Stock by each Director, Executive Officer, or person known by the Company to own beneficially more than 5% of either class of Common Stock, and all Directors and Executive Officers as a group as of February 7, 1997:

                         Class A Common Stock(1)      Class B Common Stock(1)
                      ---------------------------   --------------------------
                          Shares       Percentage       Shares      Percentage
                       Beneficially    of Shares     Beneficially   of Shares
                          Owned       Outstanding       Owned      Outstanding
                      -------------   -----------   -------------  -----------
Hazel Danner            175,351(3)       8.8%          67,880        13.6%
Bonita M. Danner        172,101(3)       8.6%          67,880        13.6%
Dean W. Danner          168,387(3)       8.4%          64,635        12.9%
George W. Danner        158,837          7.9%          64,635        12.9%
Joanne B. Huelsman      139,701          7.0%          67,880        13.6%
A. William Huelsman     114,187          5.7%          64,635        12.9%
Georgia Barre(2)        104,959          5.2%          41,984         8.4%
Loren D. Barre(2)        82,460          4.1%          41,984         8.4%
R.W. Johns, Jr.          12,300(3)       0.6%             -           0.0%
Peter J. Lettenberger     5,500(3)       0.3%             -           0.0%
Richard Gabriel           2,500(3)       0.1%             -           0.0%
All Executive Officers
  and Directors as a
  group (12 persons)    965,361(3)      48.2%         397,545        79.5%
-------------

   (1) George W. Danner and Hazel Danner are the parents of Dean W. Danner (the husband of Bonita M. Danner). A. William Huelsman is the husband of Joanne B. Huelsman. All spouses disclaim beneficial ownership of one another's shares, and the owners hold the shares directly and have sole voting and investment power over the shares beneficially held, except that Bonita M. and Dean W. Danner share voting and investment power with respect to 10,400 shares of Class A Common Stock owned by their children.

   (2) Loren Barre and Georgia Barre are not officers or directors of the Company.

   (3) Class A common shares beneficially owned include the right to acquire shares of Class A common stock upon exercise of stock options as follows:

   Hazel Danner, 400 shares; Bonita Danner, 600 shares; Dean Danner, 2,200 shares; R.W. Johns, Jr., 12,300 shares; Peter Lettenberger, 5,000 shares; and Richard Gabriel, 2,000 shares. Shares beneficially owned by all officers and directors as a group include 3 additional officers with the right to acquire a total of 21,720 shares of Class A common stock upon exercise of stock options.

The address for Bonita M. Danner, Hazel B. Danner, George W. Danner, and Dean
W. Danner is 1915 MacArthur Road, Waukesha, WI 53188.  The address for Joanne
B. Huelsman is 235 West Broadway, Suite 30, Waukesha, WI 53186. The address for A. William Huelsman is 235 West Broadway, Suite 40, Waukesha, WI 53186. The address for Loren D. Barre is 1901 Bay Road #304, Vero Beach, FL 32963. The address for Georgia Barre is 1110 Belmont Drive, Waukesha, WI 53186. The address for Peter J. Lettenberger is 411 East Wisconsin Avenue, Milwaukee, WI 53202-4497. The address for Richard Gabriel is 19625 Killarney Way, Brookfield, WI 53045.

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

None.



                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

    1.   Financial statements

         The Financial Statements, Notes to Financial Statements,
         Independent Auditors' Report, Eleven Year Review, and Quarterly Financial Data on pages 12 through 24 in ETC's 1996 Annual Report to Shareholders are incorporated herein by reference.

    2.   Financial statement schedules

       SCHEDULE                                                      PAGE
        NUMBER                 DESCRIPTION                          NUMBER
       --------                -----------                          ------
         II       Valuation and Qualifying Accounts                   23

         The Independent Auditors' Report on Financial Statement
         Schedules  appear on page 22 of this report.

        All other financial statement schedules are omitted as they are not required, or the required information is shown in the Financial

   Statements and Notes to Financial Statements on pages 12 through 24 in ETC's 1996 Annual Report to Shareholders incorporated herein by reference.

 3.   Exhibits

       EXHIBIT                                                            PAGE
       NUMBER                     DESCRIPTION                            NUMBER
       ------                     -----------                            ------
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

       EXHIBIT                                                            PAGE
       NUMBER                     DESCRIPTION                            NUMBER
       ------                     -----------                            ------
       10.5        Letters of amendment, dated March 6, 1992 and
                   February 18, 1993, to First Amendment to Credit
                   Agreement dated April 4, 1991 by and between Electronic Tele-Communications, Inc. and Bank One, Milwaukee, NA was filed as Exhibit 10.5 to the 1992 Form 10-K and is incorporated herein by reference.

       11          Computation of Per Share Earnings                      24

       13          1996 Annual Report to Shareholders.

       24.1        Consent of Ernst & Young LLP, Independent Auditors     22

       27          Financial Data Schedule

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

                      ELECTRONIC TELE-COMMUNICATIONS, INC.



                                        By:     /s/ Dean W. Danner
                                            ------------------------------
                                                    Dean W.  Danner
                                                     President and
    Date: March 21, 1997                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURE                      CAPACITY                       DATE
        ---------                      --------                       ----

/s/  Dean W. Danner          President, Chief Executive           March 21, 1997
--------------------------     Officer and Director
     Dean W. Danner

/s/  Jeffrey M. Nigl         Vice President, Treasurer,           March 21, 1997
--------------------------     Chief Financial Officer,
     Jeffrey M. Nigl           and Principal Accounting
                               Officer

/s/  Bonita M. Danner        Vice President Engineering           March 21, 1997
--------------------------     and Director
     Bonita M. Danner

/s/  Hazel Danner           Secretary and Director                March 21, 1997
--------------------------
     Hazel Danner

/s/  George W. Danner       Director                              March 21, 1997
--------------------------
     George W. Danner

/s/  Joanne B. Huelsman     Director                              March 21, 1997
--------------------------
     Joanne B. Huelsman

/s/  A. William Huelsman    Director                              March 21, 1997
--------------------------
     A. William Huelsman

/s/  Peter J. Lettenberger  Director                              March 21, 1997
--------------------------
     Peter J. Lettenberger

/s/  Richard A. Gabriel     Director                              March 21, 1997
--------------------------
     Richard A. Gabriel

              CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Annual Report (Form 10-K) of Electronic Tele-Communications, Inc. of our report dated February 7, 1997 included in the 1996 Annual Report to Shareholders of Electronic
Tele-Communications, Inc.

Our audits also included the financial statement schedule of Electronic Tele-Communications, Inc. listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-30746) pertaining to the Electronic Tele-Communications, Inc. 1989 Nonqualified Stock Option Plan of our report dated February 7, 1997, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Electronic Tele-Communications, Inc.





                                                               ERNST & YOUNG LLP


Milwaukee, Wisconsin
March 24, 1997

                                                                     Schedule II

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                              _________________

                       VALUATION AND QUALIFYING ACCOUNTS
                      Three Years Ended December 31, 1996


                       Balance at  Charged to                Balance
                       Beginning   Costs and                  at End
     Description       of Period    Expenses    Deductions   of Period
---------------------  ---------   ----------   ----------   ---------
Allowance for
 Doubtful Accounts:

Year Ended
  December 31, 1994     $215,800    $ (7,249)     $ 43,751     $164,800

Year Ended
  December 31, 1995     $164,800    $(15,000)     $ 12,000     $137,800

Year Ended
  December 31, 1996     $137,800    $(11,400)     $ 12,900     $113,500



Allowance for
 Inventory Obsolescence:

Year Ended
  December 31, 1994     $560,017    $353,400      $138,297     $775,120

Year Ended
  December 31, 1995     $775,120    $ 86,000      $500,530     $360,590

Year Ended
  December 31, 1996     $360,590    $165,000      $283,008     $242,582