Form 10-Q
period 1997-04-30
ELECTRONIC TELE COMMUNICATIONS INC
filed 1997-04-30
CIK 773547

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                _______________


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      For the Period ended March 31, 1997

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

                     Yes   X                           No
                         _____                            ______
                                    _______________


As of April 28, 1997, there were outstanding 2,003,949 shares of Class A common stock and 500,000 shares of Class B common stock. The Class B common stock, 79.5% of which is owned by affiliates, is the only voting stock. There is no market for the Class B common stock.

                           FORM 10-Q QUARTERLY REPORT
                      FOR THE PERIOD ENDED MARCH 31, 1997

In this report, Electronic Tele-Communications, Inc. is also referred to as Electronic Tele-Communications, ETC, and the Company.

                                _______________


                               Table of Contents


                                                                           Page

PART I           Financial Information

         Item 1. Financial Statements

                          Consolidated Condensed Balance Sheets  . . . . . . . 2

                          Consolidated Condensed Statements of Operations  . . 3

                          Consolidated Condensed Statements of Cash Flows  . . 4

                          Notes to Consolidated Condensed Financial
                           Statements  . . . . . . . . . . . . . . . . . . . . 5

         Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations . . . . . . . . . . . . . . . . . 6

PART II          Other Information

         Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 8

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                                      (Unaudited)
                                                        March 31       December 31
                                                          1997             1996
                                                     --------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                          $      836,904     $   1,001,976
  Trade accounts receivable, net                          2,019,987         1,313,075
  Inventories (Note 2)                                    1,925,306         2,434,372
  Net investment in sales-type leases                        15,830            16,805
  Deferred income tax benefits                              278,700           268,350
  Prepaid expenses and other current assets                 144,367           153,442
                                                     --------------     -------------
    Total current assets                                  5,221,094         5,188,020

PROPERTY, PLANT AND EQUIPMENT, NET                        1,805,276         1,847,340
NET INVESTMENT IN SALES-TYPE LEASES                          31,304            21,332
DEFERRED INCOME TAX BENEFITS                                 58,996            52,850
EXCESS COST OVER NET ASSETS ACQUIRED                        977,374         1,005,514
                                                     --------------     -------------

Total Assets                                         $    8,094,044     $   8,115,056
                                                     ==============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                   $      162,044     $     127,562
  Accrued expenses                                          686,614           627,808
  Income taxes payable                                      146,691           120,139
  Deferred revenue                                          122,081           196,379
                                                     --------------     -------------
    Total current liabilities                             1,117,430         1,071,888

LONG-TERM LIABILITIES                                       202,453           226,700
                                                     --------------     -------------

    Total liabilities                                     1,319,883         1,298,588
                                                     --------------     -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000
    shares, none issued                                                                         -
  Class A common stock, authorized 10,000,000
    shares, par value $.01, issued and
    outstanding 2,003,949 shares                             20,039            20,039
  Class B common stock, authorized 10,000,000
    shares, par value $.01, issued and
    outstanding 500,000 shares                                5,000             5,000
  Additional paid-in capital                              3,323,528         3,323,528
  Retained earnings                                       3,425,594         3,467,901
                                                     --------------     -------------
    Total stockholders' equity                            6,774,161         6,816,468
                                                     --------------     -------------

Total Liabilities and Stockholders' Equity           $    8,094,044     $   8,115,056
                                                     ==============     =============


The accompanying notes are an integral part of these consolidated condensed financial statements.

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996 - (UNAUDITED)

                                                                        Three Months Ended
                                                                            March 31
                                                                       1997            1996
                                                                       --------------------
NET SALES                                                      $     3,499,879    $ 2,870,133
COST OF PRODUCTS SOLD                                                1,950,909      1,458,052
                                                               ---------------    -----------

GROSS PROFIT                                                         1,548,970      1,412,081

OPERATING EXPENSES:
  General and administrative                                           427,222        430,163
  Marketing and selling                                                551,250        637,697
  Research and development                                             453,398        563,435
                                                               ---------------    -----------
                                                                     1,431,870      1,631,295
                                                               ---------------    -----------

EARNINGS (LOSS) FROM OPERATIONS                                        117,100       (219,214)

OTHER INCOME (EXPENSE):
  Interest expense                                                         (20)        (1,091)
  Interest and dividend income                                           5,423             51
  Miscellaneous                                                         (9,573)         4,880
                                                               ---------------    -----------
                                                                        (4,170)         3,840
                                                               ---------------    -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                                    112,930       (215,374)

  Income taxes (benefit)                                                35,000        (54,600)

                                                               ---------------    -----------
NET EARNINGS (LOSS)                                            $        77,930    $  (160,774)
                                                               ===============    ===========

EARNINGS (LOSS) PER SHARE:
  Class A common                                               $         0.04     $     (0.05)
  Class B common                                               $        (0.02)    $     (0.11)

Weighted average common
  shares outstanding                                                2,503,949       2,503,949


The accompanying notes are an integral part of these consolidated condensed financial statements.

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
        THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996 - (UNAUDITED)


                                                          Three Months Ended March 31
                                                             1997              1996
                                                        --------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                   $       77,930     $  (160,774)
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                            104,038         120,193
      Deferred income taxes                                      3,229             -
      (Gain) loss from sale of equipment                         1,158         (15,027)
        Changes in operating assets and liabilities:
          Accounts receivable                                 (706,912)         86,631
          Inventories                                          509,066         171,020
          Net investment in sales-type leases                   (8,997)           -
          Prepaid expenses and other assets                      9,075         (57,988)
          Accounts payable and accrued expenses                 69,041         (43,021)
          Income taxes                                          26,552         (90,208)
          Deferred revenue                                     (74,298)          5,810
                                                        --------------     -----------
            Total adjustments                                  (68,048)        177,410
                                                        --------------     -----------
        Net cash provided by operating activities                9,882          16,636
                                                        --------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                         (54,717)        (55,778)
  Proceeds from sale of equipment                                 -             15,027
                                                        --------------     -----------
        Net cash used by investing activities                  (54,717)        (40,751)
                                                        --------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                              (120,237)       (120,237)
                                                        --------------     -----------
        Net cash used by financing activities                 (120,237)       (120,237)
                                                        --------------     -----------

Net decrease in cash and cash equivalents                     (165,072)       (144,352)

Cash and cash equivalents at beginning of year               1,001,976         497,971

                                                        --------------     -----------
Cash and cash equivalents at end of period              $      836,904     $   353,619
                                                        ==============     ===========

Supplemental disclosures of cash flow information:
  Cash received from income tax refunds                 $         -        $      -
  Cash paid for income taxes                                     5,223          35,548
  Cash paid for interest expense                                    20           1,091


The accompanying notes are an integral part of these consolidated condensed financial statements.

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          MARCH 31, 1997 - (UNAUDITED)



1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, such consolidated condensed financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation. Operating results for the three-month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders.


2. INVENTORIES

Inventories consisted of the following:

                                                                MARCH 31      December 31
                                                                 1997            1996
                                                                --------      -----------


         Raw materials and supplies                         $    711,959     $    714,249
         Work-in-process and finished goods                       848,690       1,278,059
         Maintenance and demo parts                               634,138         684,646
         Reserve for obsolescence                                (269,481)       (242,582)
                                                            -------------    ------------

         Total inventories                                  $   1,925,306    $  2,434,372
                                                            =============    ============



              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          MARCH 31, 1997 AND 1996, AND DECEMBER 31, 1996 - (UNAUDITED)


RESULTS OF OPERATIONS

Net sales for the three-month period ended March 31, 1997, were $3,499,879, compared to $2,870,133 for the corresponding period of 1996, a 22% increase. The 1997 period included a $980,000 sale of interactive voice information systems to an international customer. This represented the last of three shipments to this international customer, the first two of which occurred in the fourth quarter of 1996. Without the international sale, net sales between quarters decreased approximately $350,000. This decrease was attributed to lower sales of interactive voice information systems to large original equipment manufacturers and several operating telephone companies. Sales to these customers are highly dependent on the timing of operating telehone companies' upgrade programs. Service revenue dollars remained relatively constant between years and represented 26% of net sales in the 1997 quarter and 31% in the 1996 quarter. Product pricing for the Company's equipment also remained relatively constant between periods, and inflation did not have a material impact on revenues.

Gross profit as a percentage of net sales for the three-month periods ended March 31, 1997 and 1996, was 44% and 49%, respectively. The decrease in gross profit percentage between periods was due primarily to the large sale to the international customer of older technology equipment which had a lower profit margin than the normal product mix.

Total operating expenses were $1,431,870, or 41% of net sales for the three-month period ended March 31, 1997, compared to $1,631,295, or 57% for the corresponding period of 1996. General and administrative expenses were relatively constant between periods. Marketing and selling expenses were $551,250 and $637,697 for the three-month periods ended March 31, 1997 and 1996, respectively. The decrease was due primarily to lower staffing levels and lower marketing expenses related to conventions and dues. Research and development expenses were $453,398 and $563,435 for the three-month periods ended March 31, 1997 and 1996, respectively. The decrease in research and development expenses between periods was due to lower staffing levels in the 1997 period and elimination of the product development function in the Pleasanton, California office.

Net other expenses were $4,170 for the three-month period ended March 31, 1997, compared to net other income of $3,840 for the corresponding period of 1996. The difference between quarters was primarily due to one-time gains from sales of plant equipment in the 1996 period.

Net earnings for the three-month period ended March 31, 1997, were $77,930 versus a net loss of $160,774 for the same period of 1996. The net earnings for the 1997 period were a result of higher sales and lower operating expenses, partially offset by lower profit margins on sales of equipment to an international customer.


LIQUIDITY AND FINANCIAL RESOURCES

Working capital was $4,103,664 as of March 31, 1997, compared to $4,116,132 at December 31, 1996. Cash provided by operating activities was $9,882 for the three-month period ended March 31, 1997, compared to $16,636 for the corresponding 1996 period. The cash provided by operating activities in the 1997 period was due primarily to net earnings and a decrease in inventories, mostly offset by an increase in accounts receivable. The inventory decrease and the accounts receivable increase were the result of the large international shipment in the 1997 quarter. Cash provided by operating activities in the 1996 quarter were due primarily to a decrease in inventories mostly offset by a net loss.

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          MARCH 31, 1997 AND 1996, AND DECEMBER 31, 1996 - (UNAUDITED)
                                  (CONTINUED)


For the three-month periods ended March 31, 1997 and 1996, cash was used for capital expenditures and payment of dividends.

As of March 31, 1997, the Company had no borrowings on its available $3,500,000 revolving credit facility. The revolving credit facility expires on May 15, 1997, and is currently being renegotiated with the bank.

Currently, the Company has a receivable for the remaining balance due from an international customer related to the large shipments of equipment in the fourth quarter of 1996 and the first quarter of 1997. The customer paid 50% down on the order, or $1,189,957.50. The remaining balance of $1,189,957.50 is overdue and unpaid at this time. The Company fully expects to collect the balance in its entirety. However, if any amounts could not be collected, any uncollected amount could have a material impact on the Company's financial statements in future periods.

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



Date: April 28, 1997