Form 10-Q
period 1997-06-30
ELECTRONIC TELE COMMUNICATIONS INC
filed 1997-08-04
CIK 773547

                                  FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                _______________


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                       For the Period ended June 30, 1997

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
                                _______________



As of July 29, 1997, there were outstanding 2,003,949 shares of Class A common stock and 500,000 shares of Class B common stock. The Class B common stock, 79.5% of which is owned by affiliates, is the only voting stock. There is no market for the Class B common stock.

                           FORM 10-Q QUARTERLY REPORT
                       FOR THE PERIOD ENDED JUNE 30, 1997

In this report, Electronic Tele-Communications, Inc. is also referred to as Electronic Tele-Communications, ETC, and the Company.

                                _______________


                               Table of Contents

                                                                           Page
PART I      Financial Information

   Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets ..................... 2

                  Consolidated Condensed Statements of Operations............ 3

                  Consolidated Condensed Statements of Cash Flows............ 4

                  Notes to Consolidated Condensed Financial Statements ...... 5

   Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations  ..................................... 6

PART II     Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders ............. 8

   Item 6.  Exhibits and Reports on Form 8-K ................................ 8


SIGNATURES .................................................................. 8

                                     -1-

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996

                                                                    (UNAUDITED)
                                                                      JUNE 30                        December 31
                                                                       1997                             1996

                                                                --------------------------------------------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                       $        383,130                $        1,001,976
 Trade accounts receivable, net                                         2,337,255                         1,313,075
 Inventories (Note 2)                                                   1,971,639                         2,434,372
 Net investment in sales-type leases                                       48,476                            16,805
 Deferred income tax benefits                                             282,905                           268,350
 Prepaid expenses and other current assets                                 99,491                           153,442
                                                                ---------------------------------------------------
  Total current assets                                                  5,122,896                         5,188,020

PROPERTY, PLANT AND EQUIPMENT, NET                                      1,803,042                         1,847,340
NET INVESTMENT IN SALES-TYPE LEASES                                       185,702                            21,332
DEFERRED INCOME TAX BENEFITS                                               96,491                            52,850
EXCESS COST OVER NET ASSETS ACQUIRED                                    1,068,871                         1,005,514
                                                                ---------------------------------------------------
Total Assets                                                    $       8,277,002                $        8,115,056
                                                                ===================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                               $         206,008                $          127,562
 Accrued expenses                                                         700,188                           627,808
 Income taxes payable                                                     294,003                           120,139
 Deferred revenue                                                         109,947                           196,379
                                                                ---------------------------------------------------
  Total current liabilities                                             1,310,146                         1,071,888

LONG-TERM LIABILITIES                                                     178,074                           226,700
                                                                ---------------------------------------------------
  Total liabilities                                                     1,488,220                         1,298,588
                                                                --------------------------------------------------
STOCKHOLDERS' EQUITY:
 Preferred stock, authorized 5,000,000
  shares, none issued                                                        -                                 -
 Class A common stock, authorized 10,000,000
  shares, par value $.01, issued and
  outstanding 2,003,949 shares                                             20,039                            20,039
 Class B common stock, authorized 10,000,000
  shares, par value $.01, issued and
  outstanding 500,000 shares                                                5,000                             5,000
 Additional paid-in capital                                             3,323,528                         3,323,528
 Retained earnings                                                      3,440,215                         3,467,901
                                                                ---------------------------------------------------
  Total stockholders' equity                                            6,788,782                         6,816,468
                                                                ---------------------------------------------------
Total Liabilities and Stockholders' Equity                      $       8,277,002                $        8,115,056
                                                                ===================================================



The accompanying notes are an integral part of these consolidated condensed financial statements.

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
 THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996 - (UNAUDITED)


                                            THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                  JUNE 30                                     JUNE 30
                                       ------------------------------------         -----------------------------------
                                              1997                  1996                  1997                  1996
                                       ------------------------------------         -----------------------------------
NET SALES                              $    3,052,554        $    2,773,906         $   6,552,433       $     5,644,039

COST OF PRODUCTS SOLD                       1,585,219             1,416,079             3,536,128             2,874,131
                                       ------------------------------------         -----------------------------------
GROSS PROFIT                                1,467,335             1,357,827             3,016,305             2,769,908

OPERATING EXPENSES:
 General and administrative                   417,373               388,553               844,595               818,716
 Marketing and selling                        581,385               598,493             1,132,635             1,236,190
 Research and development                     431,732               519,405               885,130             1,082,840
                                       ------------------------------------         -----------------------------------
                                            1,430,490             1,506,451             2,862,360             3,137,746
                                       ------------------------------------         -----------------------------------

EARNINGS (LOSS) FROM OPERATIONS                36,845              (148,624)              153,945              (367,838)

OTHER INCOME (EXPENSE):
 Interest expense                              (7,795)                  (66)               (7,815)               (1,157)
 Interest and dividend income                   1,885                    51                 7,308                   102
 Miscellaneous                                 (8,414)              (10,146)              (17,987)               (5,266)
                                       -------------------------------------        -----------------------------------
                                              (14,324)              (10,161)              (18,494)               (6,321)
                                       -------------------------------------        -----------------------------------
EARNINGS (LOSS) BEFORE INCOME
TAXES                                          22,521              (158,785)              135,451              (374,159)

 Income taxes (benefit)                         7,900               (30,300)               42,900               (84,900)
                                       -------------------------------------        ------------------------------------
NET EARNINGS (LOSS)                    $       14,621        $     (128,485)        $      92,551       $      (289,259)
                                       =====================================        ====================================
EARNINGS (LOSS) PER SHARE:
 Class A common                        $         0.01        $        (0.05)        $        0.05       $         (0.10)
 Class B common                        $         0.01        $        (0.05)        $       (0.01)      $         (0.16)

Weighted average common
 shares outstanding                         2,503,949             2,503,949             2,503,949             2,503,949


The accompanying notes are an integral part of these consolidated condensed financial statements.

             ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996 - (UNAUDITED)


                                                                                      SIX MONTHS ENDED JUNE 30
                                                                       -------------------------------------------------
                                                                               1997                               1996
                                                                       -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                                   $        92,551                  $       (289,259)
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization                                              203,707                           232,838
    Deferred income taxes                                                     (138,383)                           47,244
    (Gain) loss from sale of equipment                                           1,158                           (15,027)
     Changes in operating assets and liabilities:
      Accounts receivable                                                   (1,024,180)                           96,376
      Inventories                                                              462,733                           395,476
      Net investment in sales-type leases                                     (196,041)                               -
      Prepaid expenses and other assets                                         53,951                           (53,895)
      Accounts payable and accrued expenses                                    102,200                            24,929
      Income taxes                                                             173,864                          (175,976)
      Deferred revenue                                                         (86,432)                           13,619
                                                                       -------------------------------------------------
       Total adjustments                                                      (447,423)                          565,584
                                                                       -------------------------------------------------
      Net cash provided (used) by operating activities                        (354,872)                          276,325
                                                                       -------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                         (143,737)                          (59,740)
 Proceeds from sale of equipment                                                     -                            15,027
                                                                       -------------------------------------------------
      Net cash used by investing activities                                   (143,737)                          (44,713)
                                                                       -------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                                               (120,237)                         (120,237)
                                                                       -------------------------------------------------
    Net cash used by financing activities                                     (120,237)                         (120,237)
                                                                       -------------------------------------------------
 Net increase (decrease) in cash and cash equivalents                         (618,846)                          111,375
 Cash and cash equivalents at beginning of year                              1,001,976                           497,971
                                                                       -------------------------------------------------
 Cash and cash equivalents at end of period                            $       383,130                 $         609,346
                                                                       =================================================
 Supplemental disclosures of cash flow information:
  Cash received from income tax refunds                                $         -                     $              -
  Cash paid for income taxes                                                     7,423                            43,771
  Cash paid for interest expense                                                 7,815                             1,157


The accompanying notes are an integral part of these consolidated condensed financial statements.

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          JUNE 30, 1997 - (UNAUDITED)



1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, such consolidated condensed financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation. Operating results for the three-month and six-month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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


2. INVENTORIES

Inventories consisted of the following:

                                                 JUNE 30          December 31
                                                   1997              1996
                                               ------------     ---------------
          Raw materials and supplies           $   696,283      $       714,249
          Work-in-process and finished goods       835,597            1,278,059
          Maintenance and demo parts               699,824              684,646
          Reserve for obsolescence                (260,065)            (242,582)
                                               ------------     ---------------

          Total inventories                    $ 1,971,639           $2,434,372
                                               ============     ===============

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          JUNE 30, 1997 AND 1996, AND DECEMBER 31, 1996 - (UNAUDITED)


RESULTS OF OPERATIONS
---------------------

Net sales for the six-month period ended June 30, 1997, were $6,552,433, compared to $5,644,039 for the corresponding period of 1996. Net sales were $3,052,554 and $2,773,906 for the three-month periods ended June 30, 1997 and 1996, respectively. The increase in sales for the 1997 six-month period was due primarily to a $980,000 sale of interactive voice information systems to an international customer. This represented the last of three shipments to this international customer, the first two of which occurred in the fourth quarter of 1996. Service revenue dollars remained relatively constant between years and represented 29% of net sales in the 1997 six-month period and 33% in the 1996 period. Product pricing for the Company's equipment also remained relatively constant between periods, and inflation did not have a material impact on revenues.

Gross profit as a percentage of net sales for the six-month periods ended June 30, 1997 and 1996, was 46% and 49%, respectively. The decrease in gross profit percentage between periods was due primarily to the large sale to the international customer of older technology equipment which had a lower profit margin than the normal product mix. For the quarters ended June 30, 1997 and 1996, gross profit percentages were relatively constant at 48% and 49%, respectively.

Total operating expenses were $2,862,360, or 44% of net sales for the six-month period ended June 30, 1997, compared to $3,137,746, or 56% for the corresponding period of 1996. For the three-month periods ended June 30, 1997 and 1996, total operating expenses were $1,430,490 (47%) and $1,506,451 (54%), respectively. General and administrative expenses were relatively constant between periods. Marketing and selling expenses were $1,132,635 and $1,236,190 for the six-month periods ended June 30, 1997 and 1996, respectively. The decrease was due primarily to lower staffing levels and lower marketing expenses related to conventions and dues. Research and development expenses were $885,130 and $1,082,840 for the six-month periods ended June 30, 1997 and 1996, respectively. The decrease in research and development expenses between periods was due to lower staffing levels in the 1997 period and elimination of the product development function in the Pleasanton, California office.

Net other expenses were $18,494 for the six-month period ended June 30, 1997, compared to $6,321 for the corresponding period of 1996. The difference between periods was primarily due to one-time gains from sales of plant equipment in the 1996 period.

Net earnings for the six-month period ended June 30, 1997, were $92,551 versus a net loss of $289,259 for the same period of 1996. For the three-month periods ended June 30, 1997 and 1996, net earnings were $14,621and net loss was $128,485, respectively. The net earnings for the 1997 periods were a result of higher sales and lower operating expenses, partially offset by lower profit margins on sales of equipment to an international customer.


LIQUIDITY AND FINANCIAL RESOURCES
---------------------------------

Working capital was $3,812,750 as of June 30, 1997, compared to $4,116,132 at December 31, 1996. Cash used by operating activities was $354,872 for the six-month period ended June 30, 1997, compared to cash provided of $276,325 for the corresponding 1996 period. The cash used by operating activities in the 1997 period was due primarily to an increase in accounts receivable related to the large sale of equipment to an international customer, partially offset by net earnings and a decrease in inventories. Cash provided by operating activities in the 1996 period was due primarily to a decrease in inventories mostly offset by a net loss.

             ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         JUNE 30, 1997 AND 1996, AND DECEMBER 31, 1996 - (UNAUDITED)
                                 (CONTINUED)


For the six-month periods ended June 30, 1997 and 1996, cash was used for capital expenditures and payment of dividends.

As of June 30, 1997, the Company had no borrowings on its available $3,500,000 revolving credit facility. The revolving credit facility expired on May 15, 1997, and was extended until September 15, 1997. The revolving credit facility is currently being renegotiated with the bank.

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

                          PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

At the annual meeting of the Registrant on May 2, 1997, shareholders voted on the election of directors for a one year term. The Class B common stock of the Registrant is the only class of voting securities. The Class B common stock is not registered under the Securities Exchange Act of 1934. There was no solicitation in opposition to the nominees proposed and there were no abstentions or broker non-votes. Each of the nominees were elected as follows:

                    Director                                Votes     Votes
                     Name                                    For    Withheld
                ------------------------                   -------  --------

                Dean W. Danner                             439,529       0
                Bonita M. Danner                           439,529       0
                Hazel Danner                               439,529       0
                George W. Danner                           439,529       0
                A. William Huelsman                        397,545  41,984
                Joanne B. Huelsman                         439,529       0
                Peter J. Lettenberger                      439,529       0
                Richard A. Gabriel                         439,529       0


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------


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



Date: July 29, 1997