Form 10-Q
period 1997-09-30
ELECTRONIC TELE COMMUNICATIONS INC
filed 1997-11-12
CIK 773547

                                  FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                               ---------------


          [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                   For the Period ended September 30, 1997

                                     OR

          [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934


                               ---------------


                       Commission File Number 0-13981


                               ---------------


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

                               ---------------


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

                               ---------------


As of November 3, 1997, there were outstanding 2,003,949 shares of Class A common stock and 500,000 shares of Class B common stock. The Class B common stock, 79.5% of which is owned by affiliates, is the only voting stock. There is no market for the Class B common stock.

                          FORM 10-Q QUARTERLY REPORT
                   FOR THE PERIOD ENDED SEPTEMBER 30, 1997

In this report, Electronic Tele-Communications, Inc. is also referred to as Electronic Tele-Communications, ETC, and the Company.


                               ---------------


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

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

             ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                   (UNAUDITED)
                                                                   SEPTEMBER 30                        December 31
                                                                       1997                               1996
                                                                   ------------------------------------------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                            $  376,296                         $1,001,976
 Trade accounts receivable, net                                        1,842,549                          1,313,075
 Inventories (Note 2)                                                  2,076,446                          2,434,372
 Net investment in sales-type leases                                      68,931                             16,805
 Deferred income tax benefits                                            385,405                            268,350
 Prepaid expenses and other current assets                                95,480                            153,442
                                                                      ---------------------------------------------
  Total current assets                                                 4,845,107                          5,188,020

PROPERTY, PLANT AND EQUIPMENT, NET                                     1,777,856                          1,847,340
NET INVESTMENT IN SALES-TYPE LEASES                                      311,262                             21,332
DEFERRED INCOME TAX BENEFITS                                              48,591                             52,850
EXCESS COST OVER NET ASSETS ACQUIRED                                   1,060,456                          1,005,514
                                                                      ---------------------------------------------

Total Assets                                                          $8,043,272                         $8,115,056
                                                                      =============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                     $  150,865                         $  127,562
 Accrued expenses                                                        896,511                            627,808
 Income taxes payable                                                     42,637                            120,139
 Deferred revenue                                                        148,742                            196,379
 Revolving credit facility                                               400,000                                  -
                                                                      ---------------------------------------------
  Total current liabilities                                            1,638,755                          1,071,888

LONG-TERM LIABILITIES                                                    153,564                            226,700
                                                                      ---------------------------------------------

Total liabilities                                                      1,792,319                          1,298,588
                                                                      ---------------------------------------------

STOCKHOLDERS' EQUITY:
 Preferred stock, authorized 5,000,000
  shares, none issued                                                          -                                  -
 Class A common stock, authorized 10,000,000
  shares, par value $.01, issued and
  outstanding 2,003,949 shares                                            20,039                             20,039
 Class B common stock, authorized 10,000,000
  shares, par value $.01, issued and
  outstanding 500,000 shares                                               5,000                              5,000
 Additional paid-in capital                                            3,323,528                          3,323,528
 Retained earnings                                                     2,902,386                          3,467,901
                                                                      ---------------------------------------------
  Total stockholders' equity                                           6,250,953                          6,816,468
                                                                      ---------------------------------------------
Total Liabilities and Stockholders' Equity                            $8,043,272                         $8,115,056
                                                                      =============================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
    THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996 -
                                  (UNAUDITED)

                                                THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                   SEPTEMBER 30                                SEPTEMBER 30
                                           ------------------------------            ---------------------------------
                                           1997                  1996                  1997                  1996
                                           ------------------------------            ---------------------------------
NET SALES                                 $2,544,378            $3,217,381            $9,096,811            $8,861,420

COST OF PRODUCTS SOLD                      1,645,995             1,676,219             5,182,123             4,550,350
                                          --------------------------------            --------------------------------
GROSS PROFIT                                 898,383             1,541,162             3,914,688             4,311,070

OPERATING EXPENSES:
 General and administrative                  448,256               391,340             1,292,851             1,210,056
 Marketing and selling                       574,857               550,191             1,707,492             1,786,381
 Research and development                    488,996               489,767             1,374,126             1,572,607
                                          --------------------------------            --------------------------------
                                           1,512,109             1,431,298             4,374,469             4,569,044
                                          --------------------------------            --------------------------------
EARNINGS (LOSS) FROM OPERATIONS             (613,726)              109,864              (459,781)             (257,974)

OTHER INCOME (EXPENSE):
 Interest expense                             (1,221)                   81                (9,036)               (1,076)
 Interest and dividend income                     51                12,775                 7,359                12,877
 Miscellaneous                               (10,096)              (10,330)              (28,083)              (15,596)
                                          --------------------------------            --------------------------------
                                             (11,266)                2,526               (29,760)               (3,795)
                                          --------------------------------            --------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES         (624,992)              112,390              (489,541)             (261,769)

 Income taxes (benefit)                     (227,400)                4,800              (184,500)              (80,100)
                                          --------------------------------            --------------------------------
NET EARNINGS (LOSS)                       $ (397,592)           $  107,590            $ (305,041)           $ (181,669)
                                          ================================            ================================
EARNINGS (LOSS) PER SHARE:
 Class A common                           $    (0.15)           $     0.05            $    (0.11)           $    (0.06)
 Class B common                           $    (0.17)           $     0.03            $    (0.19)           $    (0.14)

Weighted average common
 shares outstanding                        2,503,949             2,503,949             2,503,949             2,503,949


The accompanying notes are an integral part of these consolidated condensed financial statements.

             ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
      NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996 - (UNAUDITED)

                                                                      NINE MONTHS ENDED SEPTEMBER 30
                                                                      ---------------------------------
                                                                          1997               1996
                                                                      ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $ (305,041)            $ (181,669)
Adjustments to reconcile net earnings to net cash
 provided by operating activities:
  Depreciation and amortization                                          291,052                334,964
  Deferred income taxes                                                 (192,983)                15,036
  (Gain) loss from sale of equipment                                       2,838                (14,843)
   Changes in operating assets and liabilities:
   Accounts receivable                                                  (529,474)                82,435
   Inventories                                                           357,926                123,461
   Net investment in sales-type leases                                  (342,056)                  -
   Prepaid expenses and other assets                                      57,962                (41,660)
   Accounts payable and accrued expenses                                 218,870                146,845
   Income taxes                                                          (77,502)              (138,980)
   Deferred revenue                                                      (47,637)             1,169,903
                                                                      ---------------------------------
    Total adjustments                                                   (261,004)             1,677,161
                                                                      ---------------------------------
   Net cash provided (used) by operating activities                     (566,045)             1,495,492
                                                                      ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                   (199,161)              (110,815)
 Proceeds from sale of equipment                                               -                 14,843
                                                                      ---------------------------------
   Net cash used by investing activities                                (199,161)               (95,972)
                                                                      ---------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facility                                  400,000                      -
 Dividends paid                                                         (260,474)              (260,474)
                                                                      ---------------------------------
   Net cash provided (used) by financing activities                      139,526               (260,474)
                                                                      ---------------------------------
Net increase (decrease) in cash and cash equivalents                    (625,680)             1,139,046

Cash and cash equivalents at beginning of year                         1,001,976                497,971
                                                                      ---------------------------------
Cash and cash equivalents at end of period                            $  376,296             $1,637,017
                                                                      =================================
Supplemental disclosures of cash flow information:
 Cash received from income tax refunds                                   $     -                $     -
 Cash paid for income taxes                                               87,439                 43,783
 Cash paid for interest expense                                            9,036                  1,076


The accompanying notes are an integral part of these consolidated condensed financial statements.

             ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1997 - (UNAUDITED)



1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, such consolidated condensed financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation. Operating results for the three-month and nine-month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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


2.   INVENTORIES

Inventories consisted of the following:



                                           SEPTEMBER 30    December 31
                                              1997            1996
                                           ------------    -----------


     Raw materials and supplies              $  612,756    $  714,249
     Work-in-process and finished goods       1,028,681     1,278,059
     Maintenance and demo parts                 723,396       684,646
     Reserve for obsolescence                  (288,387)     (242,582)
                                             ----------    ----------

     Total inventories                       $2,076,446    $2,434,372
                                             ==========    ==========

             ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       SEPTEMBER 30, 1997 AND 1996, AND DECEMBER 31, 1996 - (UNAUDITED)


RESULTS OF OPERATIONS

Net sales for the nine-month period ended September 30, 1997, were $9,096,811, compared to $8,861,420 for the corresponding period of 1996. Net sales were $2,544,378 and $3,217,381 for the three-month periods ended September 30, 1997 and 1996, respectively. The increase in sales for the 1997 nine-month period was due primarily to a $980,000 sale of interactive voice information systems to an international customer in the first quarter of 1997. This represented the last of three shipments to this international customer, the first two of which occurred in the fourth quarter of 1996. Lower sales in the quarter ended September 30, 1997, was due primarily to fewer shipments of the Company's voice information systems to its OEM and operating telephone company customers. Service revenue dollars remained relatively constant between years and represented 28% of net sales in the 1997 nine-month period and 31% in the 1996 period. Product pricing for the Company's equipment also remained relatively constant between periods, and inflation did not have a material impact on revenues.

Gross profit as a percentage of net sales for the nine-month periods ended September 30, 1997 and 1996, was 43% and 49%, respectively. For the quarters ended September 30, 1997 and 1996, gross profit percentage was 35% and 48%, respectively. The decrease in gross profit percentage between nine-month periods was due to the first quarter of 1997 sale to the international customer of older technology equipment which had a lower profit margin than the normal product mix, together with providing approximately $240,000 of additional reserves for the anticipated write-off of a portion of the international receivable related to the sale. For the quarters, the decrease in gross profit percentage was due to the additional reserve provided for the international receivable, together with lower sales revenue over which to spread fixed manufacturing costs.

Total operating expenses were $4,374,469, or 48% of net sales for the nine-month period ended September 30, 1997, compared to $4,569,044, or 52% for the corresponding period of 1996. For the three-month periods ended September 30, 1997 and 1996, total operating expenses were $1,512,109 (59%) and $1,431,298 (44%), respectively. General and administrative expenses were up slightly for the 1997 three-month and nine-month periods as a result of increased legal expenses. Marketing and selling expenses were $1,707,492 and $1,786,381 for the nine-month periods ended September 30, 1997 and 1996, respectively. The decrease was due primarily to lower staffing levels and lower marketing expenses related to conventions and dues. For the quarter however, marketing and selling expenses were up slightly due to recent filling of most of the open sales positions. Research and development expenses were $1,374,126 and $1,572,607 for the nine-month periods ended September 30, 1997 and 1996, respectively. The decrease in research and development expenses between periods was due to lower staffing levels in the 1997 period and elimination of the product development function in the Pleasanton, California office. Most of the open research positions were filled in the quarter ended September 30, 1997, resulting in expenses returning to prior year levels for the quarter.

Net other expenses were $29,760 for the nine-month period ended September 30, 1997, compared to $3,795 for the corresponding period of 1996. The difference between periods was primarily due to one-time gains from sales of plant equipment in the 1996 period, together with higher interest expense related to bank borrowings and lower interest income related to lower cash available for investment in the 1997 periods.

Net loss for the nine-month period ended September 30, 1997, was $305,041 versus $181,669 for the same period of 1996. For the three-month periods ended September 30, 1997 and 1996, net loss was $397,592 versus net earnings of $107,590, respectively. The net loss for the 1997 periods was the result of the additional reserve provided for the international receivable, lower profit margins on sales of equipment to the international customer, and increased expenses related to filling open sales and research positions in the 1997 quarter.

             ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       SEPTEMBER 30, 1997 AND 1996, AND DECEMBER 31, 1996 - (UNAUDITED)
                                 (CONTINUED)


LIQUIDITY AND FINANCIAL RESOURCES

Working capital was $3,206,352 as of September 30, 1997, compared to $4,116,132 at December 31, 1996. Cash used by operating activities was $566,045 for the nine-month period ended September 30, 1997, compared to cash provided of $1,495,492 for the corresponding 1996 period. The cash used by operating activities in the 1997 period was due primarily to the net loss and an increase in accounts receivable related to the sale of equipment to an international customer, partially offset by a decrease in inventories. Cash provided by operating activities in the 1996 period was due primarily to the large downpayment received from the international customer.

For the nine-month periods ended September 30, 1997 and 1996, cash was used for capital expenditures and payment of dividends. For the 1997 period, cash was provided by bank borrowings.

As of September 30, 1997, the Company had borrowed $400,000 on its available $3,500,000 revolving credit facility. The revolving credit facility was renewed during the quarter and expires on June 30, 2000.

Currently, the Company has a receivable for the remaining balance due from an international customer related to the shipments of equipment in the fourth quarter of 1996 and the first quarter of 1997. The customer paid 50% down on the order, or $1,189,957.50. The remaining balance of $1,189,957.50 is overdue and unpaid at this time. The Company fully expects to collect the balance less the additional reserve provided in the third quarter of 1997 for an anticipated partial write-off. However, if any remaining amount, less the reserve that has been establised, cannot be collected, any such uncollected amount could have a material impact on the Company's financial statements in future periods.

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

                                            ELECTRONIC TELE-COMMUNICATIONS, INC.



                                            /s/ Dean W. Danner
                                            ------------------------
                                                 Dean W. Danner
                                                 President and
                                            Chief Executive Officer



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

Date: November 7, 1997