Form 10-K
period 1997-12-31
ELECTRONIC TELE COMMUNICATIONS INC
filed 1998-03-27
CIK 773547

                               FORM 10-K

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the Year ended December 31, 1997

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

                Yes   X                        No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 1998, there were outstanding 2,008,949 shares of Class A common stock and 499,998 shares of Class B common stock. The Class B common stock is the only voting stock. 87.9% of the Class B common stock is owned by affiliates. There is no market for the Class B common stock.

In this report, Electronic Tele-Communications, Inc. is also referred to as Electronic Tele-Communications, ETC, and the Company.

                  DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV incorporate by reference portions of Electronic
Tele-Communications' 1997 Annual Report to Shareholders. Part IV incorporates by reference certain exhibits previously filed with Electronic
Tele-Communications' S-1 Registration Statement (No. 2-99175) dated July 24, 1985, and subsequent reports under the Securities Exchange Act of 1934.


                                 PART I

ITEM 1. BUSINESS

(a) General Development of Business

Electronic Tele-Communications, Inc. is a Wisconsin corporation, incorporated in 1980. The Company designs, manufactures, programs, markets and leases digital voice information platforms, call processing systems, and related computer software and services for the telephone industry. Substantially all of the Company's products are proprietary and have been developed since 1986. Research and development activities have been and will continue to be important to the development of new products and markets.

ETC has executive offices, manufacturing, engineering, technical services, marketing, and a regional sales office in Waukesha, Wisconsin. In addition, engineering, technical services, and a regional sales office are located in Atlanta, Georgia, and technical services, repair services, and a regional sales office are located in Pleasanton, California. ETC also has four sales representatives in various other locations in the United States.

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

In addition to an extensive line of standard digital announcer equipment, ETC designs and manufactures interactive voice platforms which provide callers with a spoken menu from which to choose informational topics of interest. ETC also offers voice mail systems that provide prompt telephone answering and message-taking capabilities, eliminating annoying and time-consuming telephone tag. The Company's call sequencing products ensure that calls to heavily-used phone centers are maintained in the proper order until a service representative is available to speak with the caller, playing music and informational messages while on hold. Finally, ETC provides a variety of special function and customized products, meeting the varied needs of telephone service providers world-wide.

TECHNOLOGY AND PRODUCT DEVELOPMENT

Most of Electronic Tele-Communications' products consist of proprietary circuit card assemblies, purchased assemblies, and proprietary software. The Company's technologies involve the design of electronic systems, including printed circuit boards and the arrangement of electronic components thereon, and the development of the application software necessary to access and control the messages and their formats.

The Company designs printed circuit boards for use in its systems using computer aided design equipment and software. This equipment permits the design of complex multi-layered printed circuit boards which not only have wiring on the top and bottom surfaces, but also incorporate six or more inside layers of circuitry. Printed circuit boards, when equipped with the electronic components required to perform specified functions, are called cards. The electronic components include computer memory chips, microprocessors, integrated circuits, resistors, capacitors, transformers, and switches.

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

ETC's products employ the concept of distributed processing. This means that each assembly contains its own microprocessor which controls the functions of that particular card. Distributed processing permits the system to be modularly expanded, allows for a variety of configurations of the systems, and increases system reliability.

All of ETC's products are equipped with self-diagnostic features that automatically alert the user to equipment malfunctions or external problems which must be corrected to maintain proper system operation.

New product and software development and product improvements are significant to ETC's business. The Company spent approximately $1,785,000, $1,981,000, and $2,533,000 in 1997, 1996, and 1995, respectively, on research and development activities, all of which were exclusively Company sponsored and supported.

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

PRODUCTS

     Digital Recorder/Announcers

The basic unit of the Company's Digicept(R) system is the Digicept recorder/announcer, which stores a single announcement for playback to the telephone network. The Digicept(R) line also includes the Extended Memory recorder/announcer, providing extended-length, single-channel messages. Calls to the recorder/announcers are generally grouped through multiple interface circuits, also manufactured by the Company, allowing simultaneous access to the recorder/announcer by hundreds of phone lines. T1 interfaces are available to connect large recorder/announcer systems directly to a 24-channel digital T1 network. The Digicept(R) recorder/announcers are most often found in telephone company central offices, providing informational announcements regarding incorrectly dialed or changed numbers, telephone services and weather conditions. These announcers are also used by businesses to provide information on finance, transportation, public service and education. The Messenger(TM) 612 single-channel announcer, housed in a self-contained package, provides similar functionality in a business office environment.

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

     Interactive Voice Platforms

The Company produces the Digicept(R) 2000, 2002 and Intr-Act systems, as well as the Audichron(R) System 3 and System 3 Jr. These products constitute a comprehensive line of interactive voice platforms, providing multi-message, user-selectable voice announcements. All five systems feature Automatic Intercept Service, Changed Number Announcement and Automatic Number Announcement. These applications intercept erroneously dialed numbers, informing the caller of changed numbers or other dialing instructions. Each system also provides prompts and messages in support of enhanced telephone services, providing instructions for custom calling services and automated pay phone operation. In addition, the interactive voice platforms may be used to provide user selectable information regarding entertainment or transportation schedules, medical, financial and insurance data, news and sports updates, and other public information. Beyond these applications, the Digicept(R) 2000 and 2002 systems serve as processing platforms to meet the expanding service requirements of the intelligent network.

     Voice Mail, Audiotex, Time/Weather/Temperature

The Audichron(R) 410 combines voice mail, audiotex, and time/weather/temperature functions in a single system. Flexible, industry standard hardware and software allow for the continued development of additional features required by the business user or service provider. Both rack-mount and tower enclosures are available, designed to meet the varied needs of both the telephone company and business office environments.

Audichron(R) 410 announcers provide professionally recorded voice announcements, available with synchronous entry so that every caller hears the entire announcement from the beginning. Promotional announcements, in rotating or fixed time slots, may be added for additional revenue generation. All maintenance for weather forecast updates, message changes and time adjustment is provided remotely. Monthly call rate reporting is provided to the customer to document system usage.

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

In addition to hardware manufactured by the Company, computer software is an integral component of the Company's announcement systems. Most of the Company's computer software is designed and generated internally by the Company's engineers. The software programs are then loaded into the voice announcement systems in a variety of methods, including "burning" the programs into microprocessors, or using floppy disks to transfer the programs into memory chips or computer hard drives. These software programs dictate how the voice announcement systems perform, and give the products flexibility to meet many different customer specifications and needs.

SALES, MARKETING AND CUSTOMERS

ETC's manufactured products are marketed primarily through Company sales personnel, with approximately 5% being sold through independent distributors and telecommunications dealers. Sales and leases of the Company's time/weather/temperature machines and related information update services are performed through the Company's sales personnel. Approximately 88% of the Company's 1997 sales were in the United States, and 12% were to international customers.

During 1997, ETC's products and related services were sold and leased to approximately 1,440 customers, primarily operating telephone companies, telephone equipment manufactures, telecommunication dealers, telephone service providers, financial institutions, and other businesses. Siemens
Stromberg-Carlson accounted for 13% of the Company's 1997 sales.

ETC engages in direct advertising through trade publications, direct mail communications, and the Company's World Wide Web site (http://www.etcia.com). The Company participates in a number of trade shows each year and is a member of many national and state telephone associations. The Company's marketing staff are headquartered in Waukesha, Wisconsin. In addition regional sales offices are located in Waukesha, Wisconsin, Atlanta, Georgia, and Pleasanton, California, and four sales representatives are at various other locations in the United States. Technical service departments exist within all three regional sales offices to provide assistance to customer questions and custom application requirements.

BACKLOG

As of December 31, 1997, the amount of the Company's backlog orders believed to be firm was $682,000. This compares with $1,635,000 of backlog orders as of December 31, 1996. Two customers comprised 28% and 14%, respectively, of the 1997 backlog. A different customer comprised 60% of the 1996 backlog. The Company typically experiences variations in product sales that have no seasonal pattern and are caused by the timing of major equipment purchases by the operating telephone companies and telephone equipment manufacturers.

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

EMPLOYEES

As of December 31, 1997, ETC employed 134 persons. Approximately 21% of the Company's employees are engaged in product development, 19% in sales and marketing, 13% in management and office support, 19% in service and support, and 28% in manufacturing. The Company has never experienced a work stoppage due to a labor dispute, is not a party to any labor contract, and considers its relations with employees to be excellent. The Company believes that there is an adequate supply of professional and manufacturing personnel available in the metropolitan areas where it has facilities to meet its anticipated personnel requirements.

ITEM 2. PROPERTIES

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

The Company leases 87,300 square feet in seven buildings located in Atlanta, Georgia. These facilities include a regional sales office, engineering, technical services, and accounting. The leases expire in the year 2000, and the Company is currently subleasing 61,500 square feet of this space to other tenants. The properties are modern and well maintained, and include adequate space for anticipated needs.

The Company leases 12,277 square feet at 6689 Owens Drive, Suite B, Pleasanton, California 94588. This lease expires in 1999, with an option to extend to 2004. This facility contains a regional sales office, repair services, and technical services. The Company believes that its equipment and facilities at its California location are modern, well maintained, and adequate for its anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending material legal proceedings not arising in the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

(a) Market Information
The Company's Class A common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the Symbol: ETCIA. There is no market for the Company's Class B common stock.

See the caption "Quarterly Financial Data" on page 24 in ETC's 1997 Annual Report to Shareholders incorporated herein by reference.

(b) Holders
As of March 1, 1998, there were approximately 940 shareholders of record and beneficial shareholders owning Class A common stock and 8 shareholders of record of Class B common stock.

(c) Dividends
For 1997, 1996 and 1995, the Company each year paid a cash dividend of $.12 per share on Class A common stock and $.04 per share on Class B common stock.

On February 23, 1998, the Board of Directors of the Company declared a cash dividend of $.04 per share on Class A common stock, payable on March 31, 1998, to shareholders of record on March 10, 1998.

ITEM 6. SELECTED FINANCIAL DATA.

The information under the caption "Eleven Year Review of Selected Financial Data" on pages 22 and 23 in ETC's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information on pages 7, 8 and 9 in ETC's 1997 Annual Report to Shareholders is incorporated herein by reference.

The Company may from time to time make statements that could be considered "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. These "forward-looking" statements are provided in compliance with the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995.

The Company wishes to caution readers that the following factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results during 1997, and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information on pages 10 through 24 in ETC's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Directors and executive officers of the Company are as follows:


     NAME                         AGE          TITLE
     George W. Danner             78           Chairman of the Board
                                                  and Director
     Dean W. Danner               47           President, Chief Executive
                                                  Officer and Director
     Bonita M. Danner             46           Vice President Engineering
                                                  and Director
     Hazel Danner                 77           Corporate Secretary
                                                  and Director
     Jeffrey M. Nigl              39           Vice President, Treasurer
                                                  and Chief Financial Officer
     Robert R. Spiering           53           Vice President Tech Services
     Cynthia K. Carlson           53           Vice President Sales
     Joanne B. Huelsman           59           Director
     A. William Huelsman          60           Director
     Peter J. Lettenberger        60           Director
     Richard A. Gabriel           65           Director

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

CYNTHIA K. CARLSON - Ms. Carlson was elected Vice President Contracts in May 1994, and has been General Manager of its Pleasanton operations since 1991. Prior thereto she was Western Regional Sales Manager and a member of the sales department since joining the Company in 1986. She is currently serving as Vice President Sales since November of 1997.

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

                       SUMMARY COMPENSATION TABLE


                                                             LONG-TERM
                                  ANNUAL COMPENSATION       COMPENSATION
                                  -------------------       ------------
        (A)            (B)           (C)            (D)           (G)          (I)
                                                             SECURITIES
        NAME                                                   UNDER-      ALL OTHER
        AND                                                    LYING        COMPEN-
     PRINCIPAL                                                OPTIONS/      SATION
     POSITION          YEAR       SALARY($)        BONUS($)     SARS(#)         ($)
     ---------         ----       ---------        --------  -----------  -----------
     Dean W. Danner    1997       132,000                                  5,300(1)
      President and    1996       132,000          2,700                   5,100(1)
      CEO              1995       130,600                      1,000       5,500(1)

____________________________
(1) Consists of directors' fees of $2,500 in each year, with the remainder being Company matching contributions pursuant to the Company's 401(k) retirement savings plan.


AGGREGATED OPTIONS/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

The following table summarizes options and SARs exercised during 1997 and the value of unexercised options and SARs held by the named executives at fiscal year-end:

     (A)             (B)             (C)                 (D)                (E)
                                                      NUMBER OF
                                                     SECURITIES
                                                     UNDERLYING
                                                     UNEXERCISED        IN-THE-MONEY
                                                     OPTIONS/SARS       OPTIONS/SARS
                    SHARES                            AT FISCAL           AT FISCAL
                   ACQUIRED          VALUE           YEAR-END(#)         YEAR-END($)
                  ON EXERCISE       REALIZED        EXERCISABLE(E)/     EXERCISABLE(E)/
NAME                  (#)             ($)          UNEXERCISABLE(U)    UNEXERCISABLE(U)
------            ------------      ---------      ----------------    ----------------
Dean W. Danner      0               0              3,400(E)            0(E)
                                                   2,600(U)            0(U)


The Company does not have any information to report and has therefore omitted disclosures related to S-B Item 402(c) Options/SAR Grants Table, S-B Item 402(e) Long-Term Incentive Plan ("LTIP") Awards Table, and S-B Item 402(i)

Report on Repricing of Options/SARs.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of each class of the Company's Common Stock by each Director, Executive Officer, or person known by the Company to own beneficially more than 5% of either class of Common Stock, and all Directors and Executive Officers as a group as of February 13, 1998:

                      CLASS A COMMON STOCK(1)        CLASS B COMMON STOCK(1)
                     --------------------------    ---------------------------
                        SHARES       PERCENTAGE        SHARES       PERCENTAGE
                     BENEFICIALLY    OF SHARES      BENEFICIALLY    OF SHARES
                        OWNED       OUTSTANDING         OWNED      OUTSTANDING
                     ------------   -----------     -------------  ------------
Hazel Danner            175,551(3)      8.7%            75,048        15.0%
Bonita M. Danner        172,501(3)      8.6%            75,048        15.0%
Dean W. Danner          169,587(3)      8.4%            71,461        14.3%
George W. Danner        158,837         7.9%            71,461        14.3%
Joanne B. Huelsman      139,801         7.0%            75,048        15.0%
A. William Huelsman     114,187         5.7%            71,461        14.3%
Georgia Barre(2)        104,959         5.2%            41,984         8.4%
Peter J. Lettenberger     5,500(3)      0.3%               -           0.0%
Richard Gabriel           3,500(3)      0.2%               -           0.0%
All Executive Officers
  and Directors as a
  group (11 persons)    959,401(3)     47.8%           439,527        87.9%

_____________________

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

      (2) Georgia Barre is not an officer or director of the Company.

      (3) Class A common shares beneficially owned include the right to acquire shares of Class A common stock upon exercise of stock options as follows: Hazel Danner, 600 shares; Bonita Danner, 1,000 shares; Dean Danner, 3,400 shares; Peter Lettenberger, 5,000 shares; and Richard Gabriel, 3,000 shares. Shares beneficially owned by all officers and directors as a group include 3 additional officers with the right to acquire a total of 25,160 shares of Class A common stock upon exercise of stock options.

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

None.


                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

     1. Financial statements

        The Financial Statements, Notes to Financial Statements,
        Independent Auditors' Report, Eleven Year Review, and Quarterly Financial Data on pages 10 through 24 in ETC's 1997 Annual Report to Shareholders are incorporated herein by reference.

     2. Financial statement schedules

     SCHEDULE                                                    PAGE
     NUMBER                 DESCRIPTION                         NUMBER
     -----------            -----------                         --------
     II      Valuation and Qualifying Accounts                  19

        The Independent Auditors' Report on Financial Statement Schedules appear on page 18 of this report.

        All other financial statement schedules are omitted as they are not required, or the required information is shown in the Financial Statements and Notes to Financial Statements on pages 10 through 24 in ETC's 1997 Annual Report to Shareholders incorporated herein by reference.

     3. Exhibits

     EXHIBIT                                                           PAGE
     NUMBER                     DESCRIPTION                           NUMBER
     ---------                  -----------                          --------
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

    10.1        Electronic Tele-Communications, Inc. Tuition
                Reimbursement Plan effective January 1, 1985 was filed as Exhibit 10.1 to Form S-1 (No. 2-99175)

     EXHIBIT                                                            PAGE
     NUMBER                     DESCRIPTION                            NUMBER
     --------                   -----------                            -------
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

    10.4        First Amendment to Credit Agreement dated April 4,
                1991, by and between Electronic Tele-
                Communications, Inc. and Bank One, Milwaukee, NA
                (the original Credit Agreement dated May 17, 1989 was filed as Exhibit 10.1 to the Registrant's Form
                8-K dated May 31, 1989) was filed as Exhibit 10.1 to Form 8-K dated April 17, 1991 and is incorporated herein by reference.

    10.5        Letters of amendment, dated March 6, 1992 and
                February 18, 1993, to First Amendment to Credit
                Agreement dated April 4, 1991 by and between Electronic Tele-Communications, Inc. and Bank One,
                Milwaukee, NA was filed as Exhibit 10.5 to the 1992 Form 10-K and is incorporated herein by reference.

    10.6        Second Amendment to Credit Agreement dated as of
                May 13, 1994, by and between Electronic Tele-
                Communications, Inc. and Bank One, Milwaukee, NA.

    10.7        Third Amendment to Credit Agreement dated as of
                September 26, 1997, by and between Electronic
                Tele-Communications, Inc. and Bank One, Wisconsin.

    13          1997 Annual Report to Shareholders.

    24.1        Consent of Ernst & Young LLP, Independent Auditors.    18

    27          Financial Data Schedule.                               20

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

                                        ELECTRONIC TELE-COMMUNICATIONS, INC.



                                        By:     /s/ Dean W. Danner
                                           ----------------------------------
                                                    Dean W. Danner
                                                    President and
     Date: March 23, 1998                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    SIGNATURE                      CAPACITY                        DATE
    ---------                      --------                        ----
  /s/  Dean W. Danner          President, Chief Executive     March 23, 1998
----------------------------
       Dean W. Danner          Officer and Director

  /s/  Jeffrey M. Nigl         Vice President, Treasurer,     March 23, 1998
----------------------------
       Jeffrey M. Nigl         Chief Financial Officer,
                               and Principal Accounting
                               Officer

  /s/  Bonita M. Danner        Vice President Engineering     March 23, 1998
----------------------------
       Bonita M. Danner        and Director

  /s/  Hazel Danner            Secretary and Director         March 23, 1998
----------------------------
       Hazel Danner

  /s/  George W. Danner        Director                       March 23, 1998
----------------------------
       George W. Danner

  /s/  Joanne B. Huelsman      Director                       March 23, 1998
----------------------------
       Joanne B. Huelsman

  /s/  A. William Huelsman     Director                       March 23, 1998
----------------------------
       A. William Huelsman

  /s/  Peter J. Lettenberger   Director                       March 23, 1998
----------------------------
       Peter J. Lettenberger

  /s/  Richard A. Gabriel      Director                       March 23, 1998
----------------------------
       Richard A. Gabriel

           CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Annual Report (Form 10-K) of Electronic Tele-Communications, Inc. of our report dated February 6, 1998 included in the 1997 Annual Report to Shareholders of Electronic
Tele-Communications, Inc.

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

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-30746) pertaining to the Electronic Tele-Communications, Inc. 1989 Nonqualified Stock Option Plan of our report dated February 6, 1998, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Electronic Tele-Communications, Inc.






                                                        ERNST & YOUNG LLP


Milwaukee, Wisconsin
March 23, 1998

                                                                     Schedule II

                  ELECTRONIC TELE-COMMUNICATIONS, INC.
                           _________________

                   VALUATION AND QUALIFYING ACCOUNTS
                  Three Years Ended December 31, 1997



                            BALANCE AT    CHARGED TO                BALANCE
                            BEGINNING     COSTS AND                  AT END
       DESCRIPTION          OF PERIOD     EXPENSES     DEDUCTIONS   OF PERIOD
   -----------------------  ---------     ----------   ----------   ---------
   Allowance for
   Doubtful Accounts:

   Year Ended
    December 31, 1995       $164,800      $(15,000)     $12,000     $137,800

   Year Ended
    December 31, 1996       $137,800      $(11,400)     $12,900     $113,500

   Year Ended
    December 31, 1997       $113,500      $270,000     $262,000     $121,500


   Allowance for
   Inventory Obsolescence:

   Year Ended
    December 31, 1995       $775,120       $86,000     $500,530     $360,590

   Year Ended
    December 31, 1996       $360,590      $165,000     $283,008     $242,582

   Year Ended
    December 31, 1997       $242,582       $40,000     $109,310     $173,272