Form 10-Q
period 1998-03-31
ELECTRONIC TELE COMMUNICATIONS INC
filed 1998-05-13
CIK 773547

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                       For the Period ended March 31, 1998

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
                                    Yes   X             No
                                         ----               ----

                                 ---------------


As of May 8, 1998, there were outstanding 2,008,949 shares of Class A common stock and 499,998 shares of Class B common stock. The Class B common stock, 87.9% of which is owned by affiliates, is the only voting stock. There is no market for the Class B common stock.

                           FORM 10-Q QUARTERLY REPORT
                       FOR THE PERIOD ENDED MARCH 31, 1998

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

             ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                     MARCH 31, 1998 AND DECEMBER 31, 1997

                                                                               (UNAUDITED)
                                                                                 MARCH 31         December 31
                                                                                   1998              1997
                                                                        -------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $  344,637        $  489,573
  Trade accounts receivable, net                                                 1,290,688         1,090,776
  Inventories (Note 2)                                                           1,688,405         1,842,940
  Net investment in sales-type leases                                               98,188            77,123
  Refundable income taxes                                                          326,633           212,859
  Deferred income tax benefits                                                      58,500            78,000
  Prepaid expenses and other current assets                                        148,425           143,393
                                                                        -------------------------------------
    Total current assets                                                         3,955,476         3,934,664

PROPERTY, PLANT AND EQUIPMENT, NET                                               1,701,627         1,721,026
NET INVESTMENT IN SALES-TYPE LEASES                                                510,032           389,778
EXCESS COST OVER NET ASSETS ACQUIRED                                             1,042,511         1,052,041
                                                                        -------------------------------------

Total Assets                                                                   $ 7,209,646       $ 7,097,509
                                                                        =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving credit facility                                                      $ 575,000         $ 225,000
  Accounts payable                                                                 108,297            84,964
  Accrued expenses                                                                 690,546           637,927
  Deferred revenue                                                                 167,737           132,328
                                                                        -------------------------------------
    Total current liabilities                                                    1,541,580         1,080,219

LONG-TERM LIABILITIES                                                              101,981           126,760
                                                                        -------------------------------------

    Total liabilities                                                            1,643,561         1,206,979

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000
    shares, none issued                                                                  -                 -
  Class A common stock, authorized 10,000,000
    shares, par value $.01, issued and
    outstanding 2,008,949 shares                                                    20,089            20,089
  Class B common stock, authorized 10,000,000
    shares, par value $.01, issued and outstanding
    499,998 shares in 1998 and 500,000 shares in 1997                                5,000             5,000
  Additional paid-in capital                                                     3,335,349         3,335,353
  Retained earnings                                                              2,205,647         2,530,088
                                                                        -------------------------------------
    Total stockholders' equity                                                   5,566,085         5,890,530
                                                                        -------------------------------------

Total Liabilities and Stockholders' Equity                                     $ 7,209,646       $ 7,097,509
                                                                        =====================================

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         THREE-MONTH PERIODS ENDED MARCH 31, 1998 AND 1997 - (UNAUDITED)


                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31
                                                                                      ----------------------------------
                                                                                            1998             1997
                                                                                      ----------------------------------
NET SALES                                                                                  $ 2,646,417      $ 3,499,879

COST OF PRODUCTS SOLD                                                                        1,513,599        1,950,909
                                                                                      ----------------------------------

GROSS PROFIT                                                                                 1,132,818        1,548,970

OPERATING EXPENSES:
  General and administrative                                                                   389,321          427,222
  Marketing and selling                                                                        605,375          551,250
  Research and development                                                                     456,202          453,398
                                                                                      ----------------------------------
                                                                                             1,450,898        1,431,870
                                                                                      ----------------------------------

EARNINGS (LOSS) FROM OPERATIONS                                                               (318,080)         117,100

OTHER INCOME (EXPENSE):
  Interest expense                                                                              (5,990)             (20)
  Interest and dividend income                                                                      67            5,423
  Miscellaneous                                                                                 (9,680)          (9,573)
                                                                                      ----------------------------------
                                                                                               (15,603)          (4,170)
                                                                                      ----------------------------------

EARNINGS (LOSS) BEFORE INCOME TAXES                                                           (333,683)         112,930

  Income taxes (benefit)                                                                       (89,600)          35,000

                                                                                      ==================================
NET EARNINGS (LOSS)                                                                         $ (244,083)        $ 77,930
                                                                                      ==================================

BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE:
  Class A common                                                                               $ (0.09)          $ 0.04
  Class B common                                                                               $ (0.13)         $ (0.02)


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         THREE-MONTH PERIODS ENDED MARCH 31, 1998 AND 1997 - (UNAUDITED)


                                                                                 THREE MONTHS ENDED MARCH 31
                                                                         ---------------------------------------
                                                                                   1998               1997
                                                                         ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                            $ (244,083)           $ 77,930
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                  94,783             104,038
      Retirement of common stock                                                         (4)                  -
      Deferred income taxes                                                          19,500               3,229
      Loss from sale of equipment                                                         -               1,158
        Changes in operating assets and liabilities:
          Accounts receivable                                                      (199,912)           (706,912)
          Inventories                                                               154,535             509,066
          Net investment in sales-type leases                                      (141,319)             (8,997)
          Prepaid expenses and other assets                                          (5,032)              9,075
          Accounts payable and accrued expenses                                      51,173              69,041
          Income taxes                                                             (113,774)             26,552
          Deferred revenue                                                           35,409             (74,298)
                                                                         ---------------------------------------
            Total adjustments                                                      (104,641)            (68,048)
                                                                         ---------------------------------------
        Net cash provided by (used in) operating activities                        (348,724)              9,882
                                                                         ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                              (65,854)            (54,717)
                                                                         ---------------------------------------
        Net cash used in investing activities                                       (65,854)            (54,717)
                                                                         ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on revolving credit facility, net                                      350,000                   -
  Dividends paid                                                                    (80,358)           (120,237)
                                                                         ---------------------------------------
        Net cash provided by (used in) financing activities                         269,642            (120,237)
                                                                         ---------------------------------------

Net decrease in cash and cash equivalents                                          (144,936)           (165,072)

Cash and cash equivalents at beginning of year                                      489,573           1,001,976

                                                                         ---------------------------------------
Cash and cash equivalents at end of period                                        $ 344,637           $ 836,904
                                                                         =======================================

Supplemental disclosures of cash flow information:
  Cash received from income tax refunds                                           $       -           $       -
  Cash paid for income taxes                                                          5,027               5,223
  Cash paid for interest expense                                                      5,560                  20


        The accompanying notes are an integral part of these consolidated condensed financial statements.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          MARCH 31, 1998 - (UNAUDITED)



1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, such consolidated condensed financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation. Operating results for the three-month periods ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders.


2. INVENTORIES

Inventories consisted of the following:

                                                       MARCH 31         December 31
                                                         1998              1997
                                                      ------------      -----------
         Raw materials and supplies                    $   506,920      $   611,561
         Work-in-process and finished goods                783,327          784,518
         Maintenance and demo parts                        601,486          620,133
         Reserve for obsolescence                         (203,328)        (173,272)
                                                       -----------      -----------

         Total inventories                             $ 1,688,405      $ 1,842,940
                                                       ===========      ===========

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          MARCH 31, 1998 AND 1997, AND DECEMBER 31, 1997 - (UNAUDITED)


RESULTS OF OPERATIONS

Net sales for the three-month period ended March 31, 1998, were $2,646,417, compared to $3,499,879 for the corresponding period of 1997. The decrease in sales for the 1998 three-month period was due primarily to the inclusion of a $980,000 sale of interactive voice information systems to an international customer in the 1997 first quarter. Revenues from sales of the Company's interactive voice information systems were $1,266,319 or 48% of net sales, and $2,200,449 or 63% of net sales, for the three-month periods ended March 31, 1998 and 1997, respectively. Revenues from operating leases, sales-type leases, and services were $897,313, or 34% of net sales for the 1998 quarter, compared to $900,357, or 26% of net sales for the 1997 quarter. Product pricing for the Company's equipment remained relatively constant between periods, and inflation did not have a material impact on revenues.

Gross profit as a percentage of net sales for the three-month periods ended March 31, 1998 and 1997, was 43% and 44%, respectively. The slight decrease in gross profit percentage between three-month periods was due to spreading fixed manufacturing costs over lower sales volume in the 1998 first quarter, partially offset by the effect of the sale to the international customer in the 1997 quarter of older technology equipment which had a lower profit margin than the normal product mix.

Total operating expenses were $1,450,898, or 55% of net sales for the three-month period ended March 31, 1998, compared to $1,431,780, or 41% for the corresponding period of 1997. General and administrative expenses were down slightly for the 1998 three-month period as a result of lower staffing and decreased legal expenses. Marketing and selling expenses increased by 10% between quarters due primarily to salary and benefit expenses related to previously open sales and marketing positions which were fully staffed during the 1998 quarter. Research and development expenses were relatively constant between periods.

Net other expenses were $15,603 for the three-month period ended March 31, 1998, compared to $4,170 for the corresponding period of 1997. The difference between periods was primarily due to interest expense incurred for bank borrowings during the 1998 period compared with interest income earned from investing Company funds during the 1997 period.

Net loss for the three-month period ended March 31, 1998, was $244,083 versus net earnings of $77,930 for the same period of 1997. The net loss for the 1998 period was primarily the result of lower sales volume.


LIQUIDITY AND CAPITAL RESOURCES

Working capital was $2,413,896 as of March 31, 1998, compared to $2,854,445 at December 31, 1997. The decrease in working capital was due primarily to the net loss, payment of dividends, and expenditures made for capital equipment. Cash used in operating activities was $348,724 for the three-month period ended March 31, 1998, compared to cash provided of $9,882 for the corresponding 1997 period. The cash used in operating activities in the 1998 period was due primarily to the net loss, an increase in accounts receivable, and investment in sales-type leases, partially offset by a decrease in inventories. Cash provided by operating activities in the 1997 period was due primarily to net earnings and a decrease in inventories, partially offset by an increase in accounts receivable related to the large international shipment.

For the three-month periods ended March 31, 1998 and 1997, cash was used for capital expenditures and payment of dividends. For the 1998 period, cash was provided by bank borrowings.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          MARCH 31, 1998 AND 1997, AND DECEMBER 31, 1997 - (UNAUDITED)
                                   (CONTINUED)


As of March 31, 1998, the Company had borrowed $575,000 on its available $3,500,000 revolving credit facility. The revolving credit facility expires on June 30, 2000.

At anticipated operating levels, management believes that future cash generated from operations, together with the available revolving credit facility, will provide adequate funds to meet the Company's operating needs for the foreseeable future.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the Registrant on May 1, 1998, shareholders voted on the election of directors for a one year term. The Class B common stock of the Registrant is the only class of voting securities. The Class B common stock is not registered under the Securities Exchange Act of 1934. There was no solicitation in opposition to the nominees proposed and there were no abstentions or broker non-votes. Each of the nominees were elected as follows:

                     Director                Votes           Votes
                      Name                    For           Withheld
                  ---------------           --------      ----------
                  Dean W. Danner            481,511             0
                  Bonita M. Danner          481,511             0
                  Hazel Danner              481,511             0
                  George W. Danner          481,511             0
                  A. William Huelsman       421,040        60,471
                  Joanne B. Huelsman        481,511             0
                  Peter J. Lettenberger     481,511             0
                  Richard A. Gabriel        481,511             0


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

                                     ELECTRONIC TELE-COMMUNICATIONS, INC.

                                            /s/ Dean W. Danner
                                         ---------------------------------
                                                Dean W. Danner
                                                President and
                                            Chief Executive Officer


                                            /s/ Jeffrey M. Nigl
                                         ----------------------------------
                                                Jeffrey M. Nigl
                                            Vice President, Chief Financial
                                           Officer, Treasurer and Principal
                                                Accounting Officer
Date: May 8, 1998