Form 10-Q
period 1998-06-30
ELECTRONIC TELE COMMUNICATIONS INC
filed 1998-08-03
CIK 773547

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

                       For the Period ended June 30, 1998

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

                               ---------------

As of July 31, 1998, there were outstanding 2,008,949 shares of Class A common stock and 499,998 shares of Class B common stock. The Class B common stock, 87.9% of which is owned by affiliates, is the only voting stock. There is no market for the Class B common stock.

                           FORM 10-Q QUARTERLY REPORT
                       FOR THE PERIOD ENDED JUNE 30, 1998

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

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .8


              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      June 30, 1998 and December 31, 1997

                                                                                      (Unaudited)
                                                                                        June 30            December 31
                                                                                          1998                1997
                                                                                  --------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                          $      359,323        $    489,573
  Trade accounts receivable, net                                                          1,815,444           1,090,776
  Inventories (Note 2)                                                                    1,949,647           1,842,940
  Net investment in sales-type leases                                                       116,000              77,123
  Refundable income taxes                                                                   273,765             212,859
  Deferred income tax benefits                                                               39,000              78,000
  Prepaid expenses and other current assets                                                 129,611             143,393
                                                                                  --------------------------------------
    Total current assets                                                                  4,682,790           3,934,664

PROPERTY, PLANT AND EQUIPMENT, NET                                                        1,703,875           1,721,026
NET INVESTMENT IN SALES-TYPE LEASES                                                         604,395             389,778
EXCESS COST OVER NET ASSETS ACQUIRED                                                      1,032,982           1,052,041
                                                                                  --------------------------------------

Total Assets                                                                         $    8,024,042        $  7,097,509
                                                                                  ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving credit facility                                                          $    1,225,000        $    225,000
  Accounts payable                                                                          187,155              84,964
  Accrued expenses                                                                          787,944             637,927
  Deferred revenue                                                                          119,489             132,328
                                                                                  --------------------------------------
    Total current liabilities                                                             2,319,588           1,080,219

LONG-TERM LIABILITIES                                                                        86,335             126,760
                                                                                  --------------------------------------

    Total liabilities                                                                     2,405,923           1,206,979

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000
    shares, none issued                                                                       -                     -
  Class A common stock, authorized 10,000,000
    shares, par value $.01, issued and
    outstanding 2,008,949 shares                                                             20,089              20,089
  Class B common stock, authorized 10,000,000
    shares, par value $.01, issued and outstanding
    499,998 shares in 1998 and 500,000 shares in 1997                                         5,000               5,000
  Additional paid-in capital                                                              3,335,349           3,335,353
  Retained earnings                                                                       2,257,681           2,530,088
                                                                                  --------------------------------------
    Total stockholders' equity                                                            5,618,119           5,890,530
                                                                                  --------------------------------------

Total Liabilities and Stockholders' Equity                                           $    8,024,042        $  7,097,509
                                                                                  ======================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

             ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
  Three-Month and Six-Month Periods Ended June 30, 1998 and 1997 - (Unaudited)

                                                         Three Months Ended                   Six Months Ended
                                                              June 30                             June 30
                                                  ----------------------------------   -------------------------------
                                                      1998              1997               1998             1997
                                                  ----------------------------------   -------------------------------
NET SALES                                         $    3,209,765     $    3,052,554    $    5,856,182    $  6,552,433

COST OF PRODUCTS SOLD                                  1,629,995          1,585,219         3,143,594       3,536,128
                                                  ----------------------------------   -------------------------------

GROSS PROFIT                                           1,579,770          1,467,335         2,712,588       3,016,305

OPERATING EXPENSES:
  General and administrative                             353,148            417,373           742,469         844,595
  Marketing and selling                                  635,349            581,385         1,240,724       1,132,635
  Research and development                               438,554            431,732           894,756         885,130
                                                  ----------------------------------   -------------------------------
                                                       1,427,051          1,430,490         2,877,949       2,862,360
                                                  ----------------------------------   -------------------------------

EARNINGS (LOSS) FROM OPERATIONS                          152,719             36,845          (165,361)        153,945

OTHER INCOME (EXPENSE):
  Interest expense                                       (18,906)            (7,795)          (24,896)         (7,815)
  Interest and dividend income                                50              1,885               117           7,308
  Miscellaneous                                           (9,529)            (8,414)          (19,209)        (17,987)
                                                  ----------------------------------   -------------------------------
                                                         (28,385)           (14,324)          (43,988)        (18,494)
                                                  ----------------------------------   -------------------------------

EARNINGS (LOSS) BEFORE INCOME TAXES                      124,334             22,521          (209,349)        135,451

  Income taxes (benefit)                                  72,300              7,900           (17,300)         42,900

                                                  ----------------------------------   -------------------------------
NET EARNINGS (LOSS)                               $       52,034     $       14,621    $     (192,049)   $     92,551
                                                  ==================================   ===============================

BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE:
  Class A common                                  $         0.02     $         0.01    $        (0.07)   $       0.05
  Class B common                                  $         0.02     $         0.01    $        (0.11)   $      (0.01)


The accompanying notes are an integral part of these consolidated condensed financial statements.

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          Six-Month Periods Ended June 30, 1998 and 1997 - (Unaudited)


                                                                                       Six Months Ended June 30
                                                                                  -----------------------------------
                                                                                        1998               1997
                                                                                  -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                             $      (192,049)     $      92,551
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                       192,287            203,707
      Retirement of common stock                                                               (4)               -
      Deferred income taxes                                                                39,000           (138,383)
      Loss from sale of equipment                                                             -                1,158
        Changes in operating assets and liabilities:
          Accounts receivable                                                            (724,668)        (1,024,180)
          Inventories                                                                    (106,707)           462,733
          Net investment in sales-type leases                                            (253,494)          (196,041)
          Prepaid expenses and other assets                                                13,782             53,951
          Accounts payable and accrued expenses                                           211,783            102,200
          Income taxes                                                                    (60,906)           173,864
          Deferred revenue                                                                (12,839)           (86,432)
                                                                                  -----------------------------------
            Total adjustments                                                            (701,766)          (447,423)
                                                                                  -----------------------------------
        Net cash provided by (used in) operating activities                              (893,815)          (354,872)
                                                                                  -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                   (156,077)          (143,737)
                                                                                  -----------------------------------
        Net cash used in investing activities                                            (156,077)          (143,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on revolving credit facility, net                                          1,000,000                -
  Dividends paid                                                                          (80,358)          (120,237)
                                                                                  -----------------------------------
        Net cash provided by (used in) financing activities                               919,642           (120,237)
                                                                                  -----------------------------------

Net decrease in cash and cash equivalents                                                (130,250)          (618,846)

Cash and cash equivalents at beginning of year                                            489,573          1,001,976

                                                                                  -----------------------------------
Cash and cash equivalents at end of period                                        $       359,323      $     383,130
                                                                                  ===================================

Supplemental disclosures of cash flow information:
  Cash received from income tax refunds                                           $           -        $         -
  Cash paid for income taxes                                                                5,027              7,423
  Cash paid for interest expense                                                           18,876              7,815


The accompanying notes are an integral part of these consolidated condensed financial statements.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           JUNE 30, 1998 - (UNAUDITED)



1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, such consolidated condensed financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation. Operating results for the three-month and six-month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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


2. INVENTORIES

Inventories consisted of the following:

                                                                    JUNE 30         December 31
                                                                     1998              1997
                                                               -------------     --------------
         Raw materials and supplies                            $    568,709      $    611,561
         Work-in-process and finished goods                         988,256           784,518
         Maintenance and demo parts                                 576,126           620,133
         Reserve for obsolescence                                  (183,444)         (173,272)
                                                               ------------      ------------

         Total inventories                                     $  1,949,647      $  1,842,940
                                                               ============      ============

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           JUNE 30, 1998 AND 1997, AND DECEMBER 31, 1997 - (UNAUDITED)


RESULTS OF OPERATIONS

Net sales were $3,209,765 and $3,052,554 for the three-month periods ended June 30, 1998 and 1997, respectively. Net sales for the six-month period ended June 30, 1998, were $5,856,182, compared to $6,552,433 for the corresponding period of 1997. For the three-month period ended June 30, 1998, the 5% increase in net sales was due to increased sales of the Company's interactive voice information systems. The decrease in sales for the 1998 six-month period was due primarily to the inclusion of a $980,000 sale of interactive voice information systems to an international customer in the 1997 first quarter. Revenues from sales of the Company's interactive voice information systems were $3,261,689 or 56% of net sales, and $3,738,605 or 57% of net sales, for the six-month periods ended June 30, 1998 and 1997, respectively. Revenues from operating leases, sales-type leases, and services were $1,797,617 or 31% of net sales for the 1998 six-month period, compared to $1,827,795 or 28% of net sales for the corresponding 1997 period. Product pricing for the Company's equipment remained relatively constant between periods, and inflation did not have a material impact on revenues.

For the three-month periods ended June 30, 1998 and 1997, the gross profit percentage was 49% and 48%, respectively. Gross profit as a percentage of net sales for the six-month periods ended June 30, 1998 and 1997, was 46%. The slight increase in gross profit percentage between three-month periods was due to spreading fixed manufacturing costs over higher sales volume in the 1998 quarter.

For the three-month periods ended June 30, 1998 and 1997, total operating expenses were $1,427,051, or 44% of net sales, and $1,430,490, or 47% of net sales, respectively. Total operating expenses were $2,877,499 or 49% of net sales for the six-month period ended June 30, 1998, compared to $2,862,360 or 44% for the corresponding period of 1997. General and administrative expenses were lower for the 1998 periods as a result of lower staffing and decreased legal expenses. Marketing and selling expenses increased in 1998 over 1997 due primarily to salary and benefit expenses related to previously open sales and marketing positions which were fully staffed during the 1998 period, together with higher convention and advertising expenses. Research and development expenses were relatively constant between periods.

Net other expenses were $43,988 for the six-month period ended June 30, 1998, compared to $18,494 for the corresponding period of 1997. The difference between periods was primarily due to interest expense incurred for bank borrowings during the 1998 period compared with interest income earned from investing Company funds during the 1997 period.

For the three-month periods ended June 30, 1998 and 1997, net earnings were $52,034 and $14,621, respectively. Higher earnings in the 1998 quarter were attributable to slightly higher sales for the quarter. Net loss for the six-month period ended June 30, 1998, was $192,049 versus net earnings of $92,551 for the same period of 1997. The net loss for the 1998 six-month period was primarily the result of lower sales volume.


LIQUIDITY AND CAPITAL RESOURCES

Working capital was $2,363,202 as of June 30, 1998, compared to $2,854,445 at December 31, 1997. The decrease in working capital was due primarily to the net loss, payment of dividends, and expenditures made for capital equipment. Cash used in operating activities was $893,815 for the six-month period ended June 30, 1998, compared to $354,872 for the corresponding 1997 period. The cash used in operating activities in the 1998 period was due primarily to the net loss, an increase in accounts receivable, and investment in sales-type leases. Cash used in operating activities in the 1997 period was due primarily to an increase in accounts

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           JUNE 30, 1998 AND 1997, AND DECEMBER 31, 1997 - (UNAUDITED)
                                   (CONTINUED)


receivable related to the large international shipment and investment in sales-type leases, partially offset by net earnings and a reduction of inventories.

For the six-month periods ended June 30, 1998 and 1997, cash was used for capital expenditures and payment of dividends. For the 1998 period, cash was provided by bank borrowings.

As of June 30, 1998, the Company had borrowed $1,225,000 on its available $3,500,000 revolving credit facility. The revolving credit facility expires on June 30, 2000.

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

                                     ELECTRONIC TELE-COMMUNICATIONS, INC.



                                           /s/ Dean W. Danner
                                     ---------------------------------------
                                               Dean W. Danner
                                               President and
                                          Chief Executive Officer



                                           /s/ Jeffrey M. Nigl
                                     ----------------------------------------
                                               Jeffrey M. Nigl
                                        Vice President, Chief Financial
                                        Officer, Treasurer and Principal
                                              Accounting Officer
Date: July 31, 1998