Form 10-Q
period 1998-09-30
ELECTRONIC TELE COMMUNICATIONS INC
filed 1998-11-13
CIK 773547

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the Period ended September 30, 1998

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

                                 ---------------


As of October 31, 1998, there were outstanding 2,008,949 shares of Class A common stock and 499,998 shares of Class B common stock. The Class B common stock, 87.9% of which is owned by affiliates, is the only voting stock. There is no market for the Class B common stock.

                           FORM 10-Q QUARTERLY REPORT
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1998

In this report, Electronic Tele-Communications, Inc. is also referred to as Electronic Tele-Communications, ETC, and the Company.

                                 ---------------


                                Table of Contents

                                                                                                          Page
PART I            Financial Information

         Item 1.  Financial Statements

                           Consolidated Condensed Balance Sheets  . . . . . . . . . . . . . . . . . . . . . 2

                           Consolidated Condensed Statements of Operations  . . . . . . . . . . . . . . . . 3

                           Consolidated Condensed Statements of Cash Flows  . . . . . . . . . . . . . . . . 4

                           Notes to Consolidated Condensed Financial Statements . . . . . . . . . . . . . . 5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6

PART II           Other Information

         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                                           (UNAUDITED)
                                                                           SEPTEMBER 30     December 31
                                                                              1998              1997
                                                                  -------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $   506,324       $   489,573
  Trade accounts receivable, net                                           1,482,131         1,090,776
  Inventories (Note 2)                                                     2,027,795         1,842,940
  Net investment in sales-type leases                                        138,753            77,123
  Refundable income taxes                                                          -           212,859
  Deferred income tax benefits                                                19,500            78,000
  Prepaid expenses and other current assets                                  124,392           143,393
                                                                  -------------------------------------
    Total current assets                                                   4,298,895         3,934,664

PROPERTY, PLANT AND EQUIPMENT, NET                                         1,657,623         1,721,026
NET INVESTMENT IN SALES-TYPE LEASES                                          692,302           389,778
EXCESS COST OVER NET ASSETS ACQUIRED                                       1,023,452         1,052,041
                                                                  -------------------------------------

Total Assets                                                             $ 7,672,272       $ 7,097,509
                                                                  =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving credit facility                                              $ 1,000,000       $   225,000
  Accounts payable                                                            87,616            84,964
  Accrued expenses                                                           686,557           637,927
  Income taxes payable                                                         6,487                 -
  Deferred revenue                                                           182,260           132,328
                                                                  -------------------------------------
    Total current liabilities                                              1,962,920         1,080,219

LONG-TERM LIABILITIES                                                         70,551           126,760
                                                                  -------------------------------------

    Total liabilities                                                      2,033,471         1,206,979

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000
    shares, none issued                                                            -                 -
  Class A common stock, authorized 10,000,000
    shares, par value $.01, issued and
    outstanding 2,008,949 shares                                              20,089            20,089
  Class B common stock, authorized 10,000,000
    shares, par value $.01, issued and outstanding
    499,998 shares in 1998 and 500,000 shares in 1997                          5,000             5,000
  Additional paid-in capital                                               3,335,349         3,335,353
  Retained earnings                                                        2,278,363         2,530,088
                                                                  -------------------------------------
    Total stockholders' equity                                             5,638,801         5,890,530
                                                                  -------------------------------------

Total Liabilities and Stockholders' Equity                               $ 7,672,272       $ 7,097,509
                                                                  =====================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

     THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997 -
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                   SEPTEMBER 30                       SEPTEMBER 30
                                                     ----------------------------------  ---------------------------------
                                                               1998            1997               1998            1997
                                                     ----------------------------------  ---------------------------------
NET SALES                                                 $ 3,025,266      $ 2,544,378        $ 8,881,448     $ 9,096,811

COST OF PRODUCTS SOLD                                       1,548,653        1,645,995          4,692,247       5,182,123
                                                     ----------------------------------  ---------------------------------

GROSS PROFIT                                                1,476,613          898,383          4,189,201       3,914,688

OPERATING EXPENSES:
  General and administrative                                  374,125          448,256          1,116,594       1,292,851
  Marketing and selling                                       584,219          574,857          1,824,943       1,707,492
  Research and development                                    422,171          488,996          1,316,927       1,374,126
                                                     ----------------------------------  ---------------------------------
                                                            1,380,515        1,512,109          4,258,464       4,374,469
                                                     ----------------------------------  ---------------------------------

EARNINGS (LOSS) FROM OPERATIONS                                96,098         (613,726)           (69,263)       (459,781)

OTHER INCOME (EXPENSE):
  Interest expense                                            (24,783)          (1,221)           (49,679)         (9,036)
  Interest and dividend income                                     51               51                168           7,359
  Miscellaneous                                               (11,384)         (10,096)           (30,593)        (28,083)
                                                     ----------------------------------  ---------------------------------
                                                              (36,116)         (11,266)           (80,104)        (29,760)
                                                     ----------------------------------  ---------------------------------

EARNINGS (LOSS) BEFORE INCOME TAXES                            59,982         (624,992)          (149,367)       (489,541)

  Income taxes (benefit)                                       39,300         (227,400)            22,000        (184,500)

                                                     ----------------------------------  ---------------------------------
NET EARNINGS (LOSS)                                          $ 20,682       $ (397,592)        $ (171,367)     $ (305,041)
                                                     ==================================  =================================

BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE:
  Class A common                                               $ 0.01          $ (0.15)           $ (0.06)        $ (0.11)
  Class B common                                               $ 0.01          $ (0.17)           $ (0.10)        $ (0.19)

The accompanying notes are an integral part of these consolidated condensed financial statements.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
       NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997 - (UNAUDITED)

                                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                                         ---------------------------------------
                                                                                     1998               1997
                                                                         ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                            $ (171,367)         $ (305,041)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                 278,979             291,052
      Retirement of common stock                                                         (4)                  -
      Deferred income taxes                                                          58,500            (192,983)
      Loss from sale of equipment                                                         -               2,838
        Changes in operating assets and liabilities:
          Accounts receivable                                                      (391,355)           (529,474)
          Inventories                                                              (184,855)            357,926
          Net investment in sales-type leases                                      (364,154)           (342,056)
          Prepaid expenses and other assets                                          19,001              57,962
          Accounts payable and accrued expenses                                      (4,927)            218,870
          Income taxes                                                              219,346             (77,502)
          Deferred revenue                                                           49,932             (47,637)
                                                                         ---------------------------------------
            Total adjustments                                                      (319,537)           (261,004)
                                                                         ---------------------------------------
        Net cash provided by (used in) operating activities                        (490,904)           (566,045)
                                                                         ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                             (186,987)           (199,161)
                                                                         ---------------------------------------
        Net cash provided by (used in) investing activities                        (186,987)           (199,161)
                                                                         ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on revolving credit facility, net                                      775,000             400,000
  Dividends paid                                                                    (80,358)           (260,474)
                                                                         ---------------------------------------
        Net cash provided by (used in) financing activities                         694,642             139,526
                                                                         ---------------------------------------

Net increase (decrease) in cash and cash equivalents                                 16,751            (625,680)

Cash and cash equivalents at beginning of year                                      489,573           1,001,976

                                                                         ---------------------------------------
Cash and cash equivalents at end of period                                       $  506,324          $  376,296
                                                                         =======================================

Supplemental disclosures of cash flow information:
  Cash received from income tax refunds                                          $  260,453          $        -
  Cash paid for income taxes                                                          5,027              87,439
  Cash paid for interest expense                                                     45,689               9,036

The accompanying notes are an integral part of these consolidated condensed financial statements.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1998 - (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, such consolidated condensed financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation. Operating results for the three-month and nine-month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

2. INVENTORIES

Inventories consisted of the following:

                                                              SEPTEMBER 30      December 31
                                                                 1998              1997
                                                              ------------      -----------
                    Raw materials and supplies                $  716,810        $  611,561
                    Work-in-process and finished goods           973,152           784,518
                    Maintenance and demo parts                   554,028           620,133
                    Reserve for obsolescence                    (216,195)         (173,272)
                                                              ----------        ----------

                    Total inventories                         $2,027,795        $1,842,940
                                                              ==========        ==========

3. NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Since this standard applies only to the presentation of comprehensive income, it will not have any impact on the Company's results of operations, financial position or cash flows.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

In addition, the FASB has issued SFAS No. 132, "Employers Disclosures About Pensions and Other Postretirement Benefits," and SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." The Company has not yet adopted these standards. Management does not anticipate that adoption of these standards will have a significant effect on the earnings or financial position of the Company.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        SEPTEMBER 30, 1998 AND 1997, AND DECEMBER 31, 1997 - (UNAUDITED)


RESULTS OF OPERATIONS

Net sales were $3,025,266 and $2,544,378 for the three-month periods ended September 30, 1998 and 1997, respectively. Net sales for the nine-month period ended September 30, 1998, were $8,881,448, compared to $9,096,811 for the corresponding period of 1997. For the three-month period ended September 30, 1998, the increase in net sales was due to increased sales of the Company's interactive voice information systems to operating telephone companies and competitive local exchange carriers (CLEC's). The decrease in sales for the 1998 nine-month period was due primarily to the inclusion of a $980,000 sale of interactive voice information systems to an international customer in the 1997 first quarter. Revenues from sales of the Company's interactive voice information systems were $4,969,536 or 56% of net sales, and $5,790,378 or 64% of net sales, for the nine-month periods ended September 30, 1998 and 1997, respectively. Revenues from operating leases, sales-type leases, and services were $2,664,741 or 30% of net sales for the 1998 nine-month period, compared to $2,587,419 or 28% of net sales for the corresponding 1997 period. Product pricing for the Company's equipment remained relatively constant between periods, and inflation did not have a material impact on revenues.

For the three-month periods ended September 30, 1998 and 1997, the gross profit percentage was 49% and 35%, respectively. Gross profit as a percentage of net sales for the nine-month periods ended September 30, 1998 and 1997, was 47% and 43%, respectively. The increase in gross profit percentage in the 1998 periods was due to the inclusion in the 1997 first quarter of sales to an international customer of older technology equipment which had a lower profit margin than the normal product mix, together with providing approximately $240,000 of additional reserves in the 1997 third quarter for the anticipated write-off of a portion of the international receivable related to the sale.

For the three-month periods ended September 30, 1998 and 1997, total operating expenses were $1,380,515, or 46% of net sales, and $1,512,109, or 59% of net sales, respectively. Total operating expenses were $4,258,464 or 48% of net sales for the nine-month period ended September 30, 1998, compared to $4,374,469 or 48% for the corresponding period of 1997. General and administrative expenses were lower for the 1998 periods as a result of lower staffing and decreased legal expenses. Marketing and selling expenses increased in 1998 over 1997 due primarily to salary and benefit expenses related to previously open sales and marketing positions which were fully staffed during the 1998 periods, together with higher convention and advertising expenses. Research and development expenses were slightly lower in the 1998 periods due to open engineering positions and lower expenses related to product certifications.

Net other expenses were $80,104 for the nine-month period ended September 30, 1998, compared to $29,760 for the corresponding period of 1997. For the three-month periods, net other expenses were $36,116 and $11,266, respectively. The increase between periods was primarily due to interest expense incurred for bank borrowings during the 1998 periods compared with interest income earned from investing Company funds during the 1997 periods.

Net earnings for the three-month periods ended September 30, 1998, were $20,682 versus a net loss of $397,592 for the corresponding 1997 period. Higher earnings in the 1998 quarter were attributable to higher sales for the quarter, and the absence of one-time 1997 expenses including the $240,000 reserve. Net loss for the nine-month period ended September 30, 1998 and 1997, was $171,367 and $305,041, respectively.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        SEPTEMBER 30, 1998 AND 1997, AND DECEMBER 31, 1997 - (UNAUDITED)
                                   (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

Working capital was $2,335,975 as of September 30, 1998, compared to $2,854,445 at December 31, 1997. The decrease in working capital was due primarily to the net loss, payment of dividends, and expenditures made for capital equipment. Cash used in operating activities was $490,904 for the nine-month period ended September 30, 1998, compared to $566,045 for the corresponding 1997 period. The cash used in operating activities in the 1998 period was due primarily to the net loss, increases in accounts receivable and inventories, and investment in sales-type leases, partially offset by a refund of income taxes. Cash used in operating activities in the 1997 period was due primarily to the net loss and an increase in accounts receivable related to the large international shipment, and investment in sales-type leases, partially offset by a reduction of inventories.

For the nine-month periods ended September 30, 1998 and 1997, cash was used for capital expenditures and payment of dividends, and cash was provided by bank borrowings.

As of September 30, 1998, the Company had borrowed $1,000,000 on its available $3,500,000 revolving credit facility. The revolving credit facility expires on June 30, 2000.

At anticipated operating levels, management believes that future cash generated from operations, together with the available revolving credit facility, will provide adequate funds to meet the Company's operating needs for the foreseeable future.


YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Some of ETC's internal computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. In addition, ETC's products contain computer programs that may be impacted by the Year 2000 Issue. The Company also deals with third parties that may be affected by the Year 2000 Issue and may subsequently affect ETC.

ETC has completed its assessment of the Year 2000 Issue in regard to its internal computer systems and will have to modify or replace minor portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The project is estimated to be completed not later than June 30, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with these modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems.

The Company has completed evaluation of its products and has determined that the majority of its systems are Year 2000 compliant. For those that are not, the Company will complete modifications to the products not later that March 31, 1999. For any customers that possess ETC equipment that is currently not Year 2000 compliant, the Company will provide upgrades or migration paths to new equipment to address the Year 2000 needs of its customers.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        SEPTEMBER 30, 1998 AND 1997, AND DECEMBER 31, 1997 - (UNAUDITED)
                                   (CONTINUED)


ETC is continuing to evaluate the Year 2000 readiness of its critical third party suppliers. Where it is determined that any suppliers are not Year 2000 ready, ETC will continue to monitor the situation and take appropriate action. Based on current progress, ETC does not anticipate any adverse consequences due to supplier Year 2000 readiness.

The total year 2000 project cost is expected to be minimal and all costs will be expensed as incurred and are included within the Company's normal operating budget. Computer system software upgrades are included under normal maintenance contracts

ETC believes, based on an overall analysis of the Year 2000 Issue, that it will be able to manage its total Year 2000 transition without any adverse effect on its business operations, products or financial prospects. However, the actual results could differ and if such modifications and conversions are not made or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.


FORWARD LOOKING STATEMENTS

From time to time, information provided by the Company, statements made by its employees, and information included in its filings with the Securities and Exchange Commission which are not historical facts are "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. Any "forward-looking" statements are provided in compliance with the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995. The Company's actual future outcomes and results may differ significantly from those stated in such "forward-looking" statements. "Forward-looking" statements are not guarantees of future performance and involve a number of risks and uncertainties including, but not limited to, technology changes, backlog, acquisitions, status of the economy, governmental regulations, sources of supply, expense structure, product mix, major customers, competition, litigation, and other risk factors detailed in the Company's filings of Form 10-K with the Securities and Exchange Commission. Investors are encouraged to consider the risks and uncertainties included in those filings.

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

                                   ELECTRONIC TELE-COMMUNICATIONS, INC.



                                            /s/ Dean W. Danner
                                   ----------------------------------------
                                                Dean W. Danner
                                                 President and
                                            Chief Executive Officer



                                            /s/ Jeffrey M. Nigl
                                   -----------------------------------------
                                                Jeffrey M. Nigl
                                           Vice President, Chief Financial
                                          Officer, Treasurer and Principal
                                               Accounting Officer
Date: November 10, 1998