Form 10-K405
period 1998-12-31
ELECTRONIC TELE COMMUNICATIONS INC
filed 1999-03-24
CIK 773547

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                      For the year ended December 31, 1998

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
             For the transition period from __________ to __________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of March 1, 1999 was $2,216,000. As of March 1, 1999, there were outstanding 2,008,949 shares of Class A common stock and 499,998 shares of Class B common stock. The Class B common stock is the only voting stock. 87.9% of the Class B common stock is owned by affiliates. There is no market for the Class B common stock.

In this report, Electronic Tele-Communications, Inc. is also referred to as Electronic Tele-Communications, ETC, and the Company.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV incorporate by reference portions of Electronic
Tele-Communications' 1998 Annual Report to Shareholders. Part IV incorporates by reference certain exhibits previously filed with Electronic Tele-Communications' S-1 Registration Statement (No. 2-99175) dated July 24, 1985, and subsequent reports under the Securities Exchange Act of 1934.


                                     PART I

ITEM 1. BUSINESS

(a) General Development of Business

Electronic Tele-Communications, Inc. is a Wisconsin corporation, incorporated in 1980. The Company designs, manufactures, markets and sells digital voice information platforms, call processing systems, and related computer software and services for the telephone industry. Substantially all of the Company's products are proprietary and have been developed since 1989. Research and development activities have been and will continue to be important to the development of new products and markets.

ETC has executive offices, manufacturing, engineering, technical services, marketing, and a regional sales office in Waukesha, Wisconsin. In addition, engineering, technical services, and a regional sales office are located in Atlanta, Georgia, and technical services, repair services, and a regional sales office are located in Pleasanton, California. ETC also has three sales representatives in various other locations in the United States.

(b) Financial Information About Industry Segments

Not applicable.  The Company operates in one industry segment.

(c) Narrative Description of Business

GENERAL

Electronic Tele-Communications designs, manufactures, markets and sells digital voice and call processing systems and related software. It also provides comprehensive services in support of these systems, including installation, training, 24-hour technical support, voice recording and weather forecasting. Its equipment, compatible with most telephone systems, provides a wide range of audio information and call handling capabilities via the telephone network. The Company's products are utilized by a variety of customers, including: (1) telephone companies which use the products to provide information to callers regarding misdialed or changed numbers, sources of assistance or calling instructions, enhanced services such as call forwarding, and automated pay phone interaction; (2) public and private providers of informational announcements such as news, sports, weather, time, stock reports, or advertisements; (3) large and small businesses which use call handling products for applications such as voice mail; and (4) private reporting and information services through pay-per-call services, commonly referred to as "900 Services." The Company's systems are generally priced from $500 to $200,000.

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

New product and software development and product improvements are significant to ETC's business. The Company spent approximately $1,752,000, $1,785,000, and $1,981,000 in 1998, 1997, and 1996, respectively, on research and development activities, all of which were exclusively Company sponsored and supported.

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

PRODUCTS

  Interactive Voice Platforms

The Company produces Digicept(R) Digital Network Application ("DNA") Modules, the Digicept(R) 2000, Intr-Act systems, and the Audichron(R) System 3 and System 3 Jr. These products constitute a comprehensive line of interactive voice platforms, providing multi-message, user-selectable voice announcements. All five systems feature Automatic Intercept Service, Changed Number Announcement and Automatic Number Announcement. These applications intercept erroneously dialed numbers, informing the caller of changed numbers or other dialing instructions. Each system also provides prompts and messages in support of enhanced telephone services, providing instructions for custom calling services and automated pay phone operation. In addition, the interactive voice platforms may be used to provide user selectable information regarding entertainment or transportation schedules, medical, financial and insurance data, news and sports updates, and other public information. Beyond these applications, the Digicept(R) DNA Modules and Digicept(R) 2000 systems serve as processing platforms to meet the expanding service requirements of the Advanced Intelligent Network.

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

The Digicept(R)Time & Temperature II announcer provides a low-cost alternative, announcing the current time and temperature. Digicept(R)multi-channel announcers may be included as part of the system to provide rotating promotional messages.

  Digital Recorder/Announcers

The basic unit of the Company's Digicept(R) system is the Digicept(R) recorder/announcer, which stores a single announcement for playback to the telephone network. The Digicept(R) line also includes the Extended Memory recorder/announcer, providing extended-length, single-channel messages. Calls to the recorder/announcers are generally grouped through multiple interface circuits, also manufactured by the Company, allowing simultaneous access to the recorder/announcer by hundreds of phone lines. High-speed T1 interfaces are available to connect large recorder/announcer systems directly to a 24-channel digital T1 network. The Digicept(R) recorder/announcers are most often found in telephone company central offices, providing informational announcements regarding incorrectly dialed or changed numbers, telephone services and weather conditions. These announcers are also used by businesses to provide information on finance, transportation, public service and education. The Messenger(TM) 612 single-channel announcer, housed in a self-contained package, provides similar functionality in a business office environment.

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

  Meteorological Services

A staff of degreed meteorologists, using state-of-the-art information services and equipment, update weather forecasts from ETC's weather center in Atlanta, Georgia. A rigid quality control program ensures that forecasts are accurate and timely. These forecasts serve approximately 500 USA TIME(R) sites, and are downloaded to the Company's time/weather/temperature systems via the telephone network, using computer-generated calling. Additionally, all maintenance, call rate reports, promotional messages, time adjustment and daylight savings time changes are provided remotely from the weather center.

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

In addition to hardware manufactured by the Company, computer software is an integral component of the Company's announcement systems. Most of the Company's computer software is designed and generated internally by the Company's engineers. The software programs are then loaded into the voice announcement systems in a variety of methods, including "burning" the programs into microprocessors, or using CDs or floppy disks to transfer the programs onto computer hard drives or memory chips. These software programs dictate how the voice announcement systems perform, and give the products flexibility to meet many different customer specifications and needs.

SALES, MARKETING AND CUSTOMERS

ETC's manufactured products are marketed primarily through Company sales personnel, with approximately 10% being sold through independent distributors and telecommunications dealers. Sales and leases of the Company's time/weather/temperature machines and related information update services are performed through the Company's sales personnel. Approximately 97% of the Company's 1998 sales were in the United States, and 3% were to international customers.

During 1998, ETC's products and related services were sold and leased to approximately 1,470 customers, primarily operating telephone companies, competitive local exchange carriers ("CLECs"), telephone original equipment manufactures ("OEMs"), telecommunication dealers, telephone service providers, financial institutions, and other businesses. Century Telephone Company accounted for 16% of the Company's 1998 sales.

ETC engages in direct advertising through trade publications, direct mail communications, and the Company's World Wide Web site (http://www.etcia.com). The Company participates in a number of trade shows each year and is a member of many national and state telephone associations. The Company's marketing staff are headquartered in Waukesha, Wisconsin. In addition regional sales offices are located in Waukesha, Wisconsin, Atlanta, Georgia, and Pleasanton, California, and three sales representatives are at various other locations in the United States. Technical service departments exist within all three regional sales offices to provide assistance to customer questions and custom application requirements.

BACKLOG

As of December 31, 1998, the amount of the Company's backlog orders believed to be firm was $1,288,000. This compares with $682,000 of backlog orders as of December 31, 1997. Four customers comprised 21%, 11%, 10%, and 10%, respectively, of the 1998 backlog. Two different customers comprised 28% and 14%, respectively, of the 1997 backlog. The Company typically experiences variations in product sales that have no seasonal pattern and are caused by the timing of major equipment purchases by the operating telephone companies, CLECs and OEMs.

COMPETITION

The market as a whole for telecommunications equipment sold to operating telephone companies, CLECs and OEMs is highly competitive, primarily on the basis of quality, price, availability for delivery, and capabilities. The segment of the market in which the Company's products are sold is competitive, primarily on the basis of product capabilities and quality, and to a lesser extent on the basis of price and availability for delivery. Product capability is determined by the ability to provide the type of service required by the customer. Product quality is determined by factors such as product consistency, durability, workmanship and reliability.

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

EMPLOYEES

As of December 31, 1998, ETC employed 127 persons. Approximately 20% of the Company's employees are engaged in research and development, 20% in sales and marketing, 12% in management and office support, 21% in service and support, and 27% in manufacturing. The Company has never experienced a work stoppage due to a labor dispute, is not a party to any labor contract, and considers its relations with employees to be excellent. The Company believes that there is an adequate supply of professional and manufacturing personnel available in the metropolitan areas where it has facilities to meet its anticipated personnel requirements.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The information in Note 14 on page 21 in ETC's 1998 Annual Report to Shareholders is incorporated herein by reference.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

(a) Market Information
The Company's Class A common stock trades on the NASDAQ SmallCap Market tier of The NASDAQ Stock Market under the symbol ETCIA. There is no market for the Company's Class B common stock.

For the market prices of common stock, see the caption "Quarterly Financial Data" on page 24 in ETC's 1998 Annual Report to Shareholders incorporated herein by reference.

(b) Holders
As of March 1, 1999, there were approximately 800 shareholders of record and beneficial shareholders owning Class A common stock and 8 shareholders of record of Class B common stock.

(c) Dividends
For 1998, the Company paid a cash dividend of $.04 per share of Class A common stock. For 1997, the Company paid a cash dividend of $.12 per share on Class A common stock and $.04 per share on Class B common stock.

ITEM 6. SELECTED FINANCIAL DATA.

The information under the caption "Eleven Year Review of Selected Financial Data" on pages 22 and 23 in ETC's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information on pages 6 through 9 in ETC's 1998 Annual Report to Shareholders is incorporated herein by reference.

The Company may from time to time make statements that could be considered "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. These "forward-looking" statements are provided in compliance with the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995.

The Company wishes to caution readers that the following factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results during 1998 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

         Technology Changes

As technological advancements are made in the product requirements of the Company's customers, the Company must continue to develop new products to keep pace with such advancements. If the Company were unable to develop new products at a pace required by customers, its ability to continue to serve existing customers and obtain new customers would be impaired, thus adversely affecting the Company's revenues and profitability.

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

         Acquisitions

The Company has in the past expanded through acquisition of other companies. The extent to which the Company does acquisitions and the profitability of the companies it acquires may impact the Company's overall profitability.

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

         Sources of Supply

The Company is, in part, dependent upon the continuing availability of products and raw materials provided by single source suppliers. The inability of the Company to obtain products or raw materials on a timely basis or the termination of such relationships could have an adverse effect on the Company. However, the Company believes suitable replacement components would be available in most cases from other sources should the product of any producer become unavailable.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not use derivative financial instruments for speculative or trading purposes. The Company is exposed to market risk related to changes in short-term interest rates as a result of borrowings under its revolving credit facility. However, due to the short-term nature and low amount of borrowings, any impact on the Company's earnings due to changes in interest rates would be insignificant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information on pages 10 through 24 in ETC's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Directors and executive officers of the Company are as follows:

            NAME                   AGE                TITLE
            ----                   ---                -----
      George W. Danner             79           Chairman of the Board
                                                  and Director
      Dean W. Danner               48           President, Chief Executive
                                                  Officer and Director
      Bonita M. Danner             47           Vice President Engineering
                                                  and Director
      Hazel Danner                 78           Corporate Secretary
                                                  and Director
      Jeffrey M. Nigl              40           Vice President, Treasurer
                                                  and Chief Financial Officer
      Robert R. Spiering           54           Vice President Tech Services
      Cynthia K. Carlson           54           Vice President Sales
      Joanne B. Huelsman           60           Director
      A. William Huelsman          61           Director
      Peter J. Lettenberger        61           Director
      Richard A. Gabriel           66           Director


GEORGE W. DANNER - Mr. Danner retired as the Company's Chief Executive Officer in May 1993. He has served as Chairman of the Board and Director since May 1993. Prior thereto, he served as Chairman of the Board, Chief Executive Officer and a Director since May 1989. Prior thereto he served as President, Chief Executive Officer and a Director of the Company since its incorporation in 1980. Prior thereto he was Vice President of GTE Automatic Electric Corporation (a diversified manufacturer of telecommunications equipment), a subsidiary of GTE Corporation. Mr. Danner is a registered Professional Engineer, and became actively involved in the telephone industry in 1949, when he founded Electronic Secretary Industries, Inc., a manufacturer of electronic telephone answering and recording equipment, which was merged into GTE Corporation in 1957.

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

JEFFREY M. NIGL - Mr. Nigl, a certified public accountant, was elected Vice President in May 1990 and Treasurer in May 1993. He has been Chief Financial Officer since 1988 and prior thereto he was Controller since joining the Company in 1985. Prior thereto he was employed for two years as Controller of SportsVue Cable Network of Milwaukee, Wisconsin, and prior thereto for more than three years as a senior accountant for Arthur Andersen LLP.

ROBERT R. SPIERING - Mr. Spiering was elected Vice President Technical Services in May 1994. Prior thereto he was Director of Technical Services since 1990. Prior thereto he was Engineering Supervisor since 1988 and Project Engineer since joining the Company in 1985.

CYNTHIA K. CARLSON - Ms. Carlson was elected Vice President Contracts in May 1994, and has been General Manager of its Pleasanton operations since 1991. Prior thereto she was Western Regional Sales Manager and a member of the sales department since joining the Company in 1986. She has served as Vice President Sales since November of 1997.

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

A. WILLIAM HUELSMAN - Mr. Huelsman has served as a Director of the Company since its incorporation in 1980. He has been a member of the Company's Compensation Committee since its creation in 1985. Mr. Huelsman is a registered Professional Engineer and a real estate developer and, prior to 1996, was Chairman and Chief Executive Officer of Intelligraphics, Inc., a digital mapping firm.

PETER J. LETTENBERGER - Mr. Lettenberger has served as a Director of the Company and a member of its Compensation Committee since 1985. He is a partner of Quarles & Brady, which firm he joined in 1964, and is a director of Brady Corporation.

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

All of the Directors serve until their respective successors are elected at the next annual meeting of shareholders. Officers serve at the discretion of the Board of Directors. George W. Danner and Hazel Danner are the parents of Dean W. Danner, who is the husband of Bonita M. Danner; and are the parents of Cynthia
K. Carlson, who is the sister of Dean W. Danner. A. William Huelsman is the husband of Joanne B. Huelsman. Other than as noted, none of the Company's Directors or executive officers has any family relationship with any other Director or executive officer.

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


                           SUMMARY COMPENSATION TABLE

                                                      Long-Term
                               Annual Compensation   Compensation
                               -------------------   ------------
    (a)             (b)         (c)          (d)          (g)           (i)
    Name                                               Securities
    and                                                Underlying    All Other
  Principal                                             Options/    Compensation
  Position         Year       Salary($)    Bonus($)      SARs(#)         ($)
--------------------------------------------------------------------------------
Dean W. Danner     1998       132,000       7,100                     5,300(1)
  President and    1997       132,000                                 5,300(1)
  CEO              1996       132,000       2,700                     5,100(1)

Cynthia Carlson    1998       101,400       4,200        2,500        2,100(2)
  Vice President   1997        76,875                    1,500        1,600(2)
                   1996        70,800       1,500        1,000        1,500(2)

---------------

(1) Consists of directors' fees of $2,500 in each year, with the remainder being Company matching contributions pursuant to the Company's 401(k) retirement savings plan.

(2) Consists of Company matching contributions pursuant to the Company's 401(k) retirement savings plan.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information concerning options/SARs granted during 1998 to the named executives:


                                                                         Potential
                                                                         Realizable
                                                                       Value at Assumed
                                                                         Annual Rates
                                                                       of Stock Price
                                                                        Appreciation
                        Individual Grants                              for Option Term
---------------------------------------------------------------------------------------
    (a)              (b)            (c)          (d)          (e)       (f)    (g)
                                 % of Total
                  Number of     Options/SARs
                  Securities     Granted to    Exercise
                  Underlying     Employees      or Base
                 Options/SARs    in Fiscal       Price     Expiration
   Name           Granted(#)       Year         ($/Share)      Date     5%($)   10%($)
---------------------------------------------------------------------------------------
Cynthia Carlson     2,500          5.85%         1.500      3/23/2008   2,400   6,000


The stock options in the table above were granted in accordance with the Company's Nonqualified Stock Option Plan. Under the Plan, options granted may be exercised not more than 20% each year from the date of grant, and expire 10 years from the date of grant. The exercise price is the average of the highest and lowest transaction prices of the stock on the date of the grant. Options are canceled upon termination of employment.

AGGREGATED OPTIONS/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

The following table summarizes options and SARs exercised during 1998 and the value of unexercised options and SARs held by the named executives at fiscal year-end:


      (a)          (b)          (c)              (d)                (e)
                                              Number of
                                              Securities
                                              Underlying
                                              Unexercised       In-the-Money
                                             Options/SARs       Options/SARs
                  Shares                       at Fiscal          at Fiscal
                 Acquired      Value          Year-End(#)        Year-End($)
                on Exercise   Realized      Exercisable(E)/    Exercisable(E)/
     Name           (#)         ($)        Unexercisable(U)   Unexercisable(U)
------------------------------------------------------------------------------
Dean W. Danner         0            0            4,600(E)               0(E)
                                                 1,400(U)               0(U)

Cynthia Carlson        0            0            8,300(E)               0(E)
                                                 3,900(U)               0(U)


The Company does not have any information to report and has therefore omitted disclosures related to S-B Item 402(c) Options/SAR Grants Table, S-B Item 402(e) Long-Term Incentive Plan ("LTIP") Awards Table, S-B Item 402(h) Employment Contracts and Termination of Employment and Change in Control Arrangements, and S-B Item 402(i) Report on Repricing of Options/SARs.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of each class of the Company's Common Stock by each Director, Executive Officer, or person known by the Company to own beneficially more than 5% of either class of Common Stock, and all Directors and Executive Officers as a group as of February 12, 1999:


                             Class A Common Stock(1)        Class B Common Stock(1)
                           --------------------------      -------------------------
                              Shares       Percentage         Shares      Percentage
                           Beneficially    of Shares       Beneficially   of Shares
                              Owned       Outstanding         Owned      Outstanding
                           ------------   -----------      ------------  -----------
Hazel Danner               187,751(3)       9.3%             75,048         15.0%
Bonita M. Danner           182,901(3)       9.1%             75,048         15.0%
Dean W. Danner             180,887(3)       9.0%             71,461         14.3%
George W. Danner           163,837          8.2%             71,461         14.3%
Joanne B. Huelsman         139,801          7.0%             75,048         15.0%
A. William Huelsman        114,187          5.7%             71,461         14.3%
Georgia Barre(2)           104,959          5.2%             41,984          8.4%
Peter J. Lettenberger        5,500(3)       0.3%               --            0.0%
Richard Gabriel              4,500(3)       0.2%               --            0.0%
All Executive Officers
  and Directors as a
  group (11 persons)       992,841(3)      49.4%            439,527         87.9%

---------------

         (1) George W. Danner and Hazel Danner are the parents of Dean W. Danner (the husband of Bonita M. Danner). A. William Huelsman is the husband of Joanne B. Huelsman. All spouses disclaim beneficial ownership of one another's shares, and the owners hold the shares directly and have sole voting and investment power over the shares beneficially held, except that Bonita M. and Dean W. Danner share voting and investment power with respect to 20,400 shares of Class A Common Stock owned by their children.

         (2) Georgia Barre is not an officer or director of the Company.

         (3) Class A common shares beneficially owned include the right to acquire shares of Class A common stock upon exercise of stock options as follows: Hazel Danner, 800 shares; Bonita Danner, 1,400 shares; Dean Danner, 4,600 shares; Peter Lettenberger, 5,000 shares; and Richard Gabriel, 4,000 shares. Shares beneficially owned by all officers and directors as a group include 3 additional officers with the right to acquire a total of 28,700 shares of Class A common stock upon exercise of stock options.

The address for Bonita M. Danner, Hazel B. Danner, George W. Danner, and Dean W. Danner is 1915 MacArthur Road, Waukesha, WI 53188. The address for Joanne B. Huelsman is 235 West Broadway, Suite 30, Waukesha, WI 53186. The address for A. William Huelsman is 235 West Broadway, Suite 40, Waukesha, WI 53186. The address for Georgia Barre is 1110 Belmont Drive, Waukesha, WI 53186. The address for Peter J. Lettenberger is 411 East Wisconsin Avenue, Milwaukee, WI 53202-4497. The address for Richard Gabriel is 498 Johns Pass Avenue, Madeira Beach, FL 33708.

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

None.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this report:

         1.       Financial statements

                  The Financial Statements, Notes to Financial Statements, Independent Auditors' Report, Eleven Year Review, and Quarterly Financial Data on pages 10 through 24 in ETC's 1998 Annual Report to Shareholders are incorporated herein by reference.

         2.       Financial statement schedules


       SCHEDULE                                                     PAGE
        NUMBER                 DESCRIPTION                         NUMBER
        ------                 -----------                         ------
         II           Valuation and Qualifying Accounts              19

               The Independent Auditors' Report on Financial Statement Schedules appears in Exhibit 24.1 of this report.

               All other financial statement schedules are omitted as they are not required, or the required information is shown in the Financial Statements and Notes to Financial Statements on pages 10 through 24 in ETC's 1998 Annual Report to Shareholders incorporated herein by reference.

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

       10.1        Electronic Tele-Communications, Inc. Tuition
                   Reimbursement Plan effective January 1, 1985 was filed as Exhibit 10.1 to Form S-1 (No. 2-99175) and is incorporated herein by reference.

       EXHIBIT                                                           PAGE
       NUMBER                     DESCRIPTION                           NUMBER
       -------                    -----------                           ------
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

       13          1998 Annual Report to Shareholders.

       24.1        Consent of Ernst & Young LLP, Independent Auditors.

       27          Financial Data Schedule.

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

                                         ELECTRONIC TELE-COMMUNICATIONS, INC.



                                         By:     /s/ Dean W. Danner
                                             -----------------------------------
                                                      Dean W. Danner
                                                      President and
    Date: March 24, 1999                          Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            SIGNATURE                      CAPACITY                 DATE
            ---------                      --------                 ----


/s/   Dean W. Danner                President, Chief Executive  March 24, 1999
--------------------------------    Officer and Director
      Dean W. Danner


/s/  Jeffrey M. Nigl                Vice President, Treasurer,  March 24, 1999
--------------------------------    Chief Financial Officer,
     Jeffrey M. Nigl                and Principal Accounting
                                    Officer


/s/  Bonita M. Danner               Vice President Engineering  March 24, 1999
--------------------------------    and Director
     Bonita M. Danner


/s/  Hazel Danner                   Secretary and Director      March 24, 1999
--------------------------------
     Hazel Danner


/s/  George W. Danner               Director                    March 24, 1999
--------------------------------
     George W. Danner


/s/  Joanne B. Huelsman             Director                    March 24, 1999
--------------------------------
     Joanne B. Huelsman


/s/  A. William Huelsman            Director                    March 24, 1999
--------------------------------
     A. William Huelsman


/s/  Peter J. Lettenberger          Director                    March 24, 1999
--------------------------------
     Peter J. Lettenberger


/s/  Richard A. Gabriel             Director                    March 24, 1999
--------------------------------
     Richard A. Gabriel

                                                                     Schedule II

                      ELECTRONIC TELE-COMMUNICATIONS, INC.

                            -----------------

                        VALUATION AND QUALIFYING ACCOUNTS
                       Three Years Ended December 31, 1998


                                        Charge
                                       (Credit)
                           Balance at  to Costs                  Balance
                           Beginning     and                      at End
     Description           of Period   Expenses     Deductions   of Period
--------------------       ---------   ----------   ----------  ----------
Allowance for
 Doubtful Accounts:

Year Ended
  December 31, 1996        $ 137,800   $ (11,400)   $  12,900   $ 113,500

Year Ended
  December 31, 1997        $ 113,500   $ 270,000    $ 262,000   $ 121,500

Year Ended
  December 31, 1998        $ 121,500   $  47,600    $  61,900   $ 107,200


Allowance for
 Inventory Obsolescence:

Year Ended
  December 31, 1996        $ 360,590   $ 165,000    $ 283,008   $ 242,582

Year Ended
  December 31, 1997        $ 242,582   $  40,000    $ 109,310   $ 173,272

Year Ended
  December 31, 1998        $ 173,272   $  70,000    $  98,012   $ 145,260