Form 10-Q
period 1999-03-31
ELECTRONIC TELE COMMUNICATIONS INC
filed 1999-05-03
CIK 773547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                    [X] Quarterly Report Pursuant to Section
                          13 or 15(d) of the Securities
                              Exchange Act of 1934
                       For the Period ended March 31, 1999

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

                                 (414) 542-5600
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes   X       No
                                        ------       ------

As of April 30, 1999, there were outstanding 2,008,949 shares of Class A common stock and 499,998 shares of Class B common stock. The Class B common stock, 87.9% of which is owned by affiliates, is the only voting stock. The Class B common stock is not traded on an exchange.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.

                                      INDEX


                                                                                                          Page

PART I   Financial Information
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . 2

                  Condensed Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . . . 3

                  Condensed Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . 4

                  Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . 5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

PART II  Other Information

         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 1999 and December 31, 1998

                                                                                (Unaudited)         (Note 1)
                                                                                  March 31         December 31
                                                                                    1999               1998
                                                                                -----------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $   284,778         $  848,087
  Trade accounts receivable, net                                                  1,708,580          2,600,229
  Inventories (Note 2)                                                            1,650,048          1,384,265
  Net investment in installment sales contracts                                     181,746            157,579
  Prepaid expenses and other current assets                                         180,309            166,051
                                                                                ------------------------------
    Total current assets                                                          4,005,461          5,156,211

PROPERTY, PLANT AND EQUIPMENT, NET                                                1,588,652          1,628,448
NET INVESTMENT IN INSTALLMENT SALES CONTRACTS                                       809,830            772,685
EXCESS COST OVER NET ASSETS ACQUIRED                                                862,438            881,422
                                                                                ------------------------------

Total Assets                                                                    $ 7,266,381        $ 8,438,766
                                                                                ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving credit facility                                                     $       -          $ 1,300,000
  Accounts payable                                                                  136,862            173,958
  Accrued expenses                                                                  701,319            704,105
  Income taxes payable                                                              117,539             50,750
  Deferred revenue                                                                  187,338            168,068
                                                                                ------------------------------
    Total current liabilities                                                     1,143,058          2,396,881

LONG-TERM LIABILITIES                                                                36,331             52,393
                                                                                ------------------------------

    Total liabilities                                                             1,179,389          2,449,274

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000 shares, none issued                             -                  -
  Class A common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 2,008,949 shares                          20,089             20,089
  Class B common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 499,998 shares                             5,000              5,000
  Additional paid-in capital                                                      3,335,349          3,335,349
  Retained earnings                                                               2,726,554          2,629,054
                                                                                ------------------------------
    Total stockholders' equity                                                    6,086,992          5,989,492
                                                                                ------------------------------

Total Liabilities and Stockholders' Equity                                      $ 7,266,381        $ 8,438,766
                                                                                ==============================

The accompanying notes are an integral part of these condensed consolidated financial statements.

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        Three-Month Periods Ended March 31, 1999 and 1998 - (Unaudited)


                                                                                       Three Months Ended
                                                                                            March 31
                                                                                ----------------------------------
                                                                                      1999             1998
                                                                                ----------------------------------
NET SALES                                                                       $ 3,269,107            $ 2,646,417

COST OF PRODUCTS SOLD                                                             1,583,745              1,513,599
                                                                                ----------------------------------

GROSS PROFIT                                                                      1,685,362              1,132,818

OPERATING EXPENSES:
  General and administrative                                                        346,740                389,321
  Marketing and selling                                                             641,027                605,375
  Research and development                                                          434,117                456,202
                                                                                ----------------------------------
                                                                                  1,421,884              1,450,898
                                                                                ----------------------------------

EARNINGS (LOSS) FROM OPERATIONS                                                     263,478               (318,080)

OTHER INCOME (EXPENSE):
  Interest expense                                                                   (1,283)                (5,990)
  Interest and dividend income                                                        2,234                     67
  Miscellaneous                                                                      (7,571)                (9,680)
                                                                                ----------------------------------
                                                                                     (6,620)               (15,603)
                                                                                ----------------------------------

EARNINGS (LOSS) BEFORE INCOME TAXES                                                 256,858               (333,683)

  Income taxes (benefit)                                                             79,000                (89,600)

                                                                                ==================================
NET EARNINGS (LOSS)                                                             $   177,858             $ (244,083)
                                                                                ==================================

BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE:
  Class A common                                                                $      0.08             $    (0.09)
  Class B common                                                                $      0.04             $    (0.13)


The accompanying notes are an integral part of these condensed consolidated financial statements.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         Three-Month Periods Ended March 31, 1999 and 1998 - (Unaudited)


                                                                                   Three Months Ended March 31
                                                                                ----------------------------------
                                                                                      1999              1998
                                                                                --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                           $    177,858         $ (244,083)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                  103,329              94,783
      Deferred income taxes                                                           11,413              19,500
        Changes in operating assets and liabilities:
          Accounts receivable                                                        891,649            (199,912)
          Inventories                                                               (265,783)            154,535
          Net investment in installment sales contracts                              (61,312)           (141,319)
          Prepaid expenses and other assets                                          (14,258)             (5,032)
          Accounts payable and accrued expenses                                      (55,944)             51,173
          Income taxes                                                                66,789            (113,774)
          Deferred revenue                                                            19,270              35,409
                                                                                --------------------------------
            Total adjustments                                                        695,153            (104,637)
                                                                                --------------------------------
        Net cash provided by (used in) operating activities                          873,011            (348,720)
                                                                                --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                               (55,962)            (65,854)
  Purchase and retirement of common stock                                                -                    (4)
                                                                                --------------------------------
        Net cash provided by (used in) investing activities                          (55,962)            (65,858)
                                                                                --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) borrowings on revolving credit facility, net                         (1,300,000)            350,000
  Dividends paid                                                                     (80,358)            (80,358)
                                                                                --------------------------------
        Net cash provided by (used in) financing activities                       (1,380,358)            269,642
                                                                                --------------------------------

Net decrease in cash and cash equivalents                                           (563,309)           (144,936)

Cash and cash equivalents at beginning of year                                       848,087             489,573

                                                                                ================================
Cash and cash equivalents at end of period                                      $    284,778           $ 344,637
                                                                                ================================

Supplemental disclosures of cash flow information:
  Cash received from income tax refunds                                         $        -             $     -
  Cash paid for income taxes                                                           3,587               5,027
  Cash paid for interest expense                                                       8,027               5,560


The accompanying notes are an integral part of these condensed consolidated financial statements.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999 - (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1998 Annual Report to Shareholders.

2. INVENTORIES

Inventories consisted of the following:
                                                   MARCH 31       December 31
                                                     1999            1998
                                                 ------------     -----------

         Raw materials and supplies              $    581,431     $   437,349
         Work-in-process and finished goods           694,061         559,674
         Maintenance and demo parts                   548,450         532,502
         Reserve for obsolescence                    (173,894)       (145,260)
                                                 ------------     -----------

         Total inventories                       $  1,650,048     $ 1,384,265
                                                 ============     ===========

3. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because the Company has not used derivatives in the past and does not expect to do so in the future, the Company does not anticipate that adoption of SFAS No. 133 will have an effect on it results of operations or financial position.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales for the three-month period ended March 31, 1999 were $3,269,107, compared to $2,646,417 for the corresponding period of 1998. The increase in net sales was due to increased sales of the Company's interactive voice information systems to operating telephone companies, original equipment manufacturers, and competitive local exchange carriers (CLEC's). Revenues from sales of the Company's interactive voice information systems were $2,071,527 or 63% of net sales, and $1,266,319 or 48% of net sales, for the three-month periods ended March 31, 1999 and 1998, respectively. Revenues from operating leases, installment sales contracts, and services were $968,623 or 30% of net sales for the 1999 three-month period, compared to $897,313 or 34% of net sales for the corresponding 1998 period. The dollar increase between years was primarily due to increased revenues from new installment sales contracts, and increased revenue from installation of the Company's interactive voice information systems. Product pricing for the Company's equipment remained relatively constant between periods, and inflation did not have a material impact on revenues.

For the three-month periods ended March 31, 1999 and 1998, the gross profit percentage was 52% and 43%, respectively. The increase in gross profit percentage in the 1999 period was due to spreading fixed manufacturing costs over higher sales volume, and sales of various Y2K upgrades which have a higher profit margin than the Company's normal product mix.

Total operating expenses were $1,421,884 or 43% of net sales for the three-month period ended March 31, 1999, compared to $1,450,898 or 55% for the corresponding period of 1998. General and administrative expenses were lower for the 1999 period as a result of lower staffing. Marketing and selling expenses increased in 1999 over 1998 due primarily to salary and benefit expenses related to previously open sales and marketing positions that were more fully staffed during the 1999 period. Research and development expenses were slightly lower in the 1999 quarter due to open engineering positions.

Net other expenses were $6,620 for the three-month period ended March 31, 1999, compared to $15,603 for the corresponding period of 1998. The decrease between periods was primarily due to less interest expense incurred for bank borrowings during the 1999 quarter and higher interest income earned from investing Company funds.

Net earnings for the three-month period ended March 31, 1999 were $177,858 versus a net loss of $244,083 for the corresponding 1998 period. Higher earnings in the 1999 quarter were attributable to higher sales for the quarter, higher gross profit margin on products sold, and lower operating expenses.


LIQUIDITY AND SOURCES OF CAPITAL

Working capital was $2,862,403 as of March 31, 1999, compared to $2,759,330 at December 31, 1998. The slight increase in working capital was due primarily to net earnings, partially offset by payment of dividends and expenditures made for capital equipment. Cash provided by operating activities was $873,011 for the three-month period ended March 31, 1999, compared to cash used of $348,720 for the corresponding 1998 period. The cash provided by operating activities in the 1999 period was due primarily to net earnings and a decrease in accounts receivable, partially offset by an increase in inventories. Cash used in operating activities in the 1998 period was due primarily to the net loss, an increase in accounts receivable, and investment in installment sales contracts, partially offset by a reduction of inventories.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


For the three-month period ended March 31, 1999, cash provided by net earnings and reduction of accounts receivable was used for repayment of bank borrowings, payment of dividends, and purchases of capital equipment. For the 1998 first quarter, cash provided by bank borrowings was used for payment of dividends, purchases of capital equipment, and to fund the net loss.

As of March 31, 1999, the Company had no borrowings on its available $3,500,000 revolving credit facility. The revolving credit facility expires on June 30, 2000.

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

The Company has completed evaluation of its products and has determined that all of its current systems are Year 2000 compliant. For any customers that possess ETC equipment that is currently not Year 2000 compliant, the Company will provide upgrades or migration paths to new equipment to address the Year 2000 needs of its customers.

ETC is continuing to evaluate the Year 2000 readiness of its critical third party suppliers. If it is determined that any suppliers are not Year 2000 ready, ETC will continue to monitor the situation and take appropriate action. Based on current progress, ETC does not anticipate any adverse consequences due to supplier Year 2000 readiness.

The total year 2000 project cost is expected to be minimal and all costs will be expensed as incurred and are included within the Company's normal operating budget. Computer system software upgrades are included under normal maintenance contracts.

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

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


FORWARD LOOKING INFORMATION

From time to time, information provided by the Company, statements made by its employees, and information included in its filings with the Securities and Exchange Commission which are not historical facts are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such forward-looking information is provided pursuant to the Safe Harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties including, but not limited to, technology changes, backlog, acquisitions, status of the economy, governmental regulations, sources of supply, expense structure, product mix, major customers, competition, litigation, and other risk factors detailed in the Company's filings of Form 10-K with the Securities and Exchange Commission. Investors are encouraged to consider the risks and uncertainties included in those filings.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                                 Exhibit 11    Computation of Earnings Per Share
                                 Exhibit 27    Financial Data Schedule



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

                                            ELECTRONIC TELE-COMMUNICATIONS, INC.



                                                     /s/ Dean W. Danner
                                            ------------------------------------
                                                         Dean W. Danner
                                                          President and
                                                     Chief Executive Officer



                                                    /s/ Jeffrey M. Nigl
                                            ------------------------------------
                                                        Jeffrey M. Nigl
                                                 Vice President, Chief Financial
                                                Officer, Treasurer and Principal
                                                        Accounting Officer
       Date: May 3, 1999