Form 10-Q
period 1999-06-30
ELECTRONIC TELE COMMUNICATIONS INC
filed 1999-08-12
CIK 773547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                       For the Period ended June 30, 1999

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

As of July 31, 1999, there were outstanding 2,008,949 shares of Class A common stock and 499,998 shares of Class B common stock. The Class B common stock, 87.9% of which is owned by affiliates, is the only voting stock. The Class B common stock is not traded on an exchange.

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

                  Condensed Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . 4

                  Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . .. . . 5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6

PART II  Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . .9

         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . .10

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998


                                                                            (UNAUDITED)         (Note 1)
                                                                              JUNE 30         December 31
                                                                               1999               1998
                                                                           --------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                 $   503,902        $   848,087
  Trade accounts receivable, net                                              1,238,101          2,600,229
  Inventories (Note 2)                                                        1,826,649          1,384,265
  Net investment in installment sales contracts                                 215,154            157,579
  Prepaid expenses and other current assets                                     130,194            166,051
                                                                            ------------------------------
    Total current assets                                                      3,914,000          5,156,211

PROPERTY, PLANT AND EQUIPMENT, NET                                            1,551,011          1,628,448
NET INVESTMENT IN INSTALLMENT SALES CONTRACTS                                   878,588            772,685
EXCESS COST OVER NET ASSETS ACQUIRED                                            844,126            881,422
                                                                            ------------------------------

Total Assets                                                                $ 7,187,725        $ 8,438,766
                                                                            ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving credit facility                                                 $         -        $ 1,300,000
  Accounts payable                                                              118,571            173,958
  Accrued expenses                                                              718,805            704,105
  Income taxes payable                                                          107,798             50,750
  Deferred revenue                                                              111,466            168,068
                                                                            ------------------------------
    Total current liabilities                                                 1,056,640          2,396,881

LONG-TERM LIABILITIES                                                            20,128             52,393
                                                                            ------------------------------

    Total liabilities                                                         1,076,768          2,449,274

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000 shares, none issued                           -                  -
  Class A common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 2,008,949 shares                      20,089             20,089
  Class B common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 499,998 shares                         5,000              5,000
  Additional paid-in capital                                                  3,335,349          3,335,349
  Retained earnings                                                           2,750,519          2,629,054
                                                                            ------------------------------
    Total stockholders' equity                                                6,110,957          5,989,492
                                                                            ------------------------------

Total Liabilities and Stockholders' Equity                                  $ 7,187,725        $ 8,438,766
                                                                            ==============================

The accompanying notes are an integral part of these condensed consolidated financial statements.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998 - (UNAUDITED)


                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                    JUNE 30                             JUNE 30
                                                       ----------------------------------  -----------------------------------
                                                             1999             1998               1999              1998
                                                       ----------------------------------  -----------------------------------

NET SALES                                                   $ 2,875,246      $ 3,209,765         $ 6,144,353      $ 5,856,182

COST OF PRODUCTS SOLD                                         1,451,053        1,629,995           3,034,798        3,143,594
                                                            ----------------------------         ----------------------------

GROSS PROFIT                                                  1,424,193        1,579,770           3,109,555        2,712,588

OPERATING EXPENSES:
  General and administrative                                    290,670          353,148             637,410          742,469
  Marketing and selling                                         676,088          635,349           1,317,115        1,240,724
  Research and development                                      423,835          438,554             857,952          894,756
                                                            ----------------------------         ----------------------------
                                                              1,390,593        1,427,051           2,812,477        2,877,949
                                                            ----------------------------         ----------------------------

EARNINGS (LOSS) FROM OPERATIONS                                  33,600          152,719             297,078         (165,361)

OTHER INCOME (EXPENSE):
  Interest expense                                                    -          (18,906)             (1,283)         (24,896)
  Interest and dividend income                                      937               50               3,171              117
  Miscellaneous                                                  (7,572)          (9,529)            (15,143)         (19,209)
                                                            ----------------------------         ----------------------------
                                                                 (6,635)         (28,385)            (13,255)         (43,988)
                                                            ----------------------------         ----------------------------

EARNINGS (LOSS) BEFORE INCOME TAXES                              26,965          124,334             283,823         (209,349)

  Income taxes (benefit)                                          3,000           72,300              82,000          (17,300)

                                                            ----------------------------         ----------------------------
NET EARNINGS (LOSS)                                         $    23,965      $    52,034         $   201,823       $ (192,049)
                                                            ----------------------------         ----------------------------

BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE:
  Class A common                                            $      0.01           $ 0.02              $ 0.09          $ (0.07)
  Class B common                                            $      0.01           $ 0.02              $ 0.05          $ (0.11)


The accompanying notes are an integral part of these condensed consolidated financial statements.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998 - (UNAUDITED)

                                                                                SIX MONTHS ENDED JUNE 30
                                                                         ----------------------------------------
                                                                                1999                1998
                                                                         ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                        $   201,823          $ (192,049)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                              207,372             192,287
      Deferred income taxes                                                       22,153              39,000
        Changes in operating assets and liabilities:
          Accounts receivable                                                  1,362,128            (724,668)
          Inventories                                                           (442,384)           (106,707)
          Net investment in installment sales contracts                         (163,478)           (253,494)
          Prepaid expenses and other assets                                       35,857              13,782
          Accounts payable and accrued expenses                                  (72,952)            211,783
          Income taxes                                                            57,048             (60,906)
          Deferred revenue                                                       (56,602)            (12,839)
                                                                            --------------------------------
            Total adjustments                                                    949,142            (701,762)
                                                                            --------------------------------
        Net cash provided by (used in) operating activities                    1,150,965            (893,811)
                                                                            --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                          (114,792)           (156,077)
                                                                            --------------------------------
        Net cash provided by (used in) investing activities                     (114,792)           (156,077)
                                                                            --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) borrowings on revolving credit facility, net                     (1,300,000)          1,000,000
  Dividends paid                                                                 (80,358)            (80,358)
  Purchase and retirement of common stock                                              -                  (4)
                                                                            --------------------------------
        Net cash provided by (used in) financing activities                   (1,380,358)            919,638
                                                                            --------------------------------

Net increase (decrease) in cash and cash equivalents                            (344,185)           (130,250)

Cash and cash equivalents at beginning of year                                   848,087             489,573

                                                                            --------------------------------
Cash and cash equivalents at end of period                                   $   503,902          $  359,323
                                                                            --------------------------------

Supplemental disclosures of cash flow information:
  Cash received from income tax refunds                                      $          -         $        -
  Cash paid for income taxes                                                       5,587               5,027
  Cash paid for interest expense                                                   8,027              18,876


The accompanying notes are an integral part of these condensed consolidated financial statements.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1999 - (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1998 Annual Report to Shareholders.

2. INVENTORIES

Inventories consisted of the following:

                                                         JUNE 30          December 31
                                                           1999               1998
                                                      -------------     --------------
         Raw materials and supplies                   $   647,393      $    437,349
         Work-in-process and finished goods               853,595           559,674
         Maintenance and demo parts                       523,829           532,502
         Reserve for obsolescence                        (198,168)         (145,260)
                                                      -----------       -----------

         Total inventories                            $ 1,826,649       $ 1,384,265
                                                      ===========       ===========

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

In March 1998, the AICPA issued SOP 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use." The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. The Company does not develop its own software for internal use. Prior to the adoption of the SOP 98-1, the Company capitalized the cost of software it obtained for internal use, and amortized it using the straight-line method over the useful life of the software. The Company will continue to follow this practice in accordance with the SOP. Adoption of SOP 98-1 will not have an impact on the financial statements of the Company.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales were $2,875,246 and $3,209,765 for the three-month periods ended June 30, 1999 and 1998, respectively. Net sales for the six-month period ended June 30, 1999 were $6,144,353, compared to $5,856,182 for the corresponding period of 1998. The decrease in net sales for the three-month period ended June 30, 1999, was due to weaker than expected sales of the Company's interactive voice information systems to operating telephone companies, original equipment manufacturers, and competitive local exchange carriers (CLEC's). However, for the six-month period ended June 30, 1999, sales of the Company's interactive voice information systems were higher than the prior year comparable period due to a strong 1999 first quarter. Revenues from sales of the Company's interactive voice information systems were $3,747,300 or 61% of net sales, and $3,261,689 or 56% of net sales, for the six-month periods ended June 30, 1999 and 1998, respectively. Revenues from operating leases, installment sales contracts, and services were $1,838,721 or 30% of net sales for the 1999 six-month period, compared to $1,797,617 or 31% of net sales for the corresponding 1998 period. The dollar increase between years was primarily due to increased revenues from new installment sales contracts, and increased revenue from installation of the Company's interactive voice information systems. Product pricing for the Company's equipment remained relatively constant between periods, and inflation did not have a material impact on revenues.

For the three-month periods ended June 30, 1999 and 1998, the gross profit percentage was 50% and 49%, respectively. Gross profit as a percentage of net sales for the six-month periods ended June 30, 1999 and 1998, were 51% and 46%, respectively. The increase in gross profit percentage in the 1999 three-month periods was due to higher sales of various Y2K upgrades which have a higher profit margin than the Company's normal product mix, partially offset by spreading fixed manufacturing costs over lower sales volume. The increase in the six-month periods was due to spreading fixed manufacturing costs over higher sales volume, and sales of various Y2K upgrades which have a higher profit margin than the Company's normal product mix.

For the three-month periods ended June 30, 1999 and 1998, total operating expenses were $1,390,593 or 48% of net sales, and $1,427,051 or 44% of net sales, respectively. Total operating expenses were $2,812,477 or 46% of net sales for the six-month period ended June 30, 1999, compared to $2,877,949 or 49% for the corresponding period of 1998. General and administrative expenses were lower for the 1999 periods as a result of lower staffing. Marketing and selling expenses increased in 1999 over 1998 due primarily to salary and benefit expenses related to previously open sales and marketing positions that were more fully staffed during the 1999 periods. Research and development expenses were slightly lower in the 1999 periods due to open engineering positions.

Net other expenses were $13,255 for the six-month period ended June 30, 1999, compared to $43,988 for the corresponding period of 1998. The decrease between periods was primarily due to less interest expense incurred for bank borrowings during the 1999 periods and higher interest income earned from investing Company funds. Miscellaneous other expense consists primarily of amortization of goodwill.

For the three-month periods ended June 30, 1999 and 1998, net earnings were $23,965 and $52,034, respectively. Lower net earnings for the 1999 quarter were due to lower net sales, partially offset by higher gross margins, lower operating expenses, and lower interest expense. Net earnings for the six-month period ended June 30, 1999 were $201,823 versus a net loss of $192,049 for the corresponding 1998 period. Higher earnings in the 1999 period were attributable to higher sales, higher gross profit margin on products sold, lower operating expenses, and lower interest expense.

              ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


LIQUIDITY AND SOURCES OF CAPITAL

Working capital was $2,857,360 as of June 30, 1999, compared to $2,759,330 at December 31, 1998. The slight increase in working capital was due primarily to net earnings, partially offset by payment of dividends and expenditures made for capital equipment. Cash provided by operating activities was $1,150,965 for the six-month period ended June 30, 1999, compared to cash used of $893,811 for the corresponding 1998 period. The cash provided by operating activities in the 1999 period was due primarily to net earnings and a decrease in accounts receivable, partially offset by an increase in inventories. Cash used in operating activities in the 1998 period was due primarily to the net loss, increases in accounts receivable and inventories, and investment in installment sales contracts, partially offset by an increase in accounts payable and accrued expenses.

For the six-month period ended June 30, 1999, cash provided by net earnings and reduction of accounts receivable was used for repayment of bank borrowings, payment of dividends, purchases of capital equipment, and increases in inventories. For the 1998 six-month period, cash provided by bank borrowings was used for payment of dividends, purchases of capital equipment, and to fund increased accounts receivable and the net loss.

As of June 30, 1999, the Company had no borrowings on its available $3,500,000 revolving credit facility. The revolving credit facility expires on June 30, 2000.

At current operating levels, management believes that cash generated from operations, together with the available revolving credit facility, will provide adequate funds to meet the Company's operating needs for the foreseeable future.


YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Some of ETC's internal operating computer programs had time-sensitive software that recognized a date using "00" as the year 1900 rather than the year 2000. This could have caused system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. In addition, ETC's products contain computer programs that may be impacted by the Year 2000 Issue. The Company also deals with third parties that may be affected by the Year 2000 Issue and may subsequently affect ETC.

ETC has completed its assessment of the Year 2000 Issue in regard to its internal computer systems and has modified and replaced minor portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The project has been completed, and the Company believes that with these modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems.

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

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the Registrant on May 7, 1999, shareholders voted on the election of directors for a one-year term. The Class B common stock of the Registrant is the only class of voting securities. The Class B common stock is not registered under the Securities Exchange Act of 1934. There was no solicitation in opposition to the nominees proposed and there were no abstentions or broker non-votes. Each of the nominees were elected as follows:


                      Director                        Votes              Votes
                        Name                           For             Withheld
                  --------------------               -------           --------

                  Dean W. Danner                     458,014              0
                  Bonita M. Danner                   458,014              0
                  Hazel Danner                       458,014              0
                  George W. Danner                   458,014              0
                  A. William Huelsman                458,014              0
                  Joanne B. Huelsman                 458,014              0
                  Peter J. Lettenberger              458,014              0
                  Richard A. Gabriel                 458,014              0

Also voted on at the annual meeting was the approval and adoption of the Electronic Tele-Communications, Inc. 1999 Nonqualified Stock Option Plan. The Plan was approved and adopted with 458,014 votes for and no votes withheld. There were no abstentions or broker non-votes.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                (a)      Exhibits

                                 Exhibit 10.8 Electronic Tele-Communications, Inc. 1999 Nonqualified
                                                 Stock Option Plan
                                 Exhibit 11      Computation of Earnings Per
                                                 Share
                                 Exhibit 27      Financial Data Schedule

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



Date: August 12, 1999