Form 10-Q
period 1999-09-30
ELECTRONIC TELE COMMUNICATIONS INC
filed 1999-11-12
CIK 773547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                     For the Period ended September 30, 1999

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
                          Yes   X              No
                             -------              -------

As of October 31, 1999, there were outstanding 2,008,949 shares of Class A common stock and 499,998 shares of Class B common stock. The Class B common stock, 87.9% of which is owned by affiliates, is the only voting stock. The Class B common stock is not traded on an exchange.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.

                                      INDEX


                                                                                                                            Page

PART I   Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

                  Condensed Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

                  Condensed Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

                  Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk  . . . . . . . . . . . . . . . . . . . . . . . . 9

PART II  Other Information

         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                                              (UNAUDITED)         (Note 1)
                                                                             SEPTEMBER 30       December 31
                                                                                 1999               1998
                                                                         -------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $        306,433     $      848,087
  Trade accounts receivable, net                                                 1,355,407          2,600,229
  Inventories (Note 2)                                                           1,545,657          1,384,265
  Net investment in installment sales contracts                                    261,883            157,579
  Prepaid expenses and other current assets                                        114,600            166,051
                                                                         -------------------------------------
    Total current assets                                                         3,583,980          5,156,211

PROPERTY, PLANT AND EQUIPMENT, NET                                               1,516,970          1,628,448
NET INVESTMENT IN INSTALLMENT SALES CONTRACTS                                    1,130,663            772,685
EXCESS COST OVER NET ASSETS ACQUIRED                                               825,814            881,422
                                                                         -------------------------------------

Total Assets                                                              $      7,057,427     $    8,438,766
                                                                         =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving credit facility                                               $              -     $    1,300,000
  Accounts payable                                                                 102,992            173,958
  Accrued expenses                                                                 700,605            704,105
  Income taxes payable                                                               5,449             50,750
  Deferred revenue                                                                 117,869            168,068
                                                                         -------------------------------------
    Total current liabilities                                                      926,915          2,396,881

LONG-TERM LIABILITIES                                                                3,783             52,393
                                                                         -------------------------------------

    Total liabilities                                                              930,698          2,449,274

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000 shares, none issued                              -                  -
  Class A common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 2,008,949 shares                         20,089             20,089
  Class B common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 499,998 shares                            5,000              5,000
  Additional paid-in capital                                                     3,335,349          3,335,349
  Retained earnings                                                              2,766,291          2,629,054
                                                                         -------------------------------------
    Total stockholders' equity                                                   6,126,729          5,989,492
                                                                         -------------------------------------

Total Liabilities and Stockholders' Equity                                $      7,057,427     $    8,438,766
                                                                         =====================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998 -
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                          SEPTEMBER 30                                SEPTEMBER 30
                                           ----------------------------------------   ------------------------------------------
                                                     1999                1998                   1999                 1998
                                           ----------------------------------------   ------------------------------------------

NET SALES                                   $        2,888,497    $      3,025,266     $        9,032,850    $        8,881,448

COST OF PRODUCTS SOLD                                1,447,817           1,548,653              4,482,615             4,692,247
                                           ----------------------------------------   ------------------------------------------

GROSS PROFIT                                         1,440,680           1,476,613              4,550,235             4,189,201

OPERATING EXPENSES:
  General and administrative                           323,130             385,509                975,683             1,147,187
  Marketing and selling                                567,807             584,219              1,884,922             1,824,943
  Research and development                             404,252             422,171              1,262,204             1,316,927
                                           ----------------------------------------   ------------------------------------------
                                                     1,295,189           1,391,899              4,122,809             4,289,057
                                           ----------------------------------------   ------------------------------------------

EARNINGS (LOSS) FROM OPERATIONS                        145,491              84,714                427,426               (99,856)

OTHER INCOME (EXPENSE):
  Interest expense                                           -             (24,783)                (1,283)              (49,679)
  Interest and dividend income                              39                  51                  3,210                   168
                                           ----------------------------------------   ------------------------------------------
                                                            39             (24,732)                 1,927               (49,511)
                                           ----------------------------------------   ------------------------------------------

EARNINGS (LOSS) BEFORE INCOME TAXES                    145,530              59,982                429,353              (149,367)

  Income taxes                                          49,400              39,300                131,400                22,000

                                           ----------------------------------------   ------------------------------------------
NET EARNINGS (LOSS)                         $           96,130    $         20,682     $          297,953    $         (171,367)
                                           ========================================   ==========================================

BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE:
  Class A common                            $             0.05    $           0.01     $           $ 0.13    $          $ (0.06)
  Class B common                            $             0.01    $           0.01     $           $ 0.05    $          $ (0.10)


The accompanying notes are an integral part of these condensed consolidated financial statements.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998 -
                                  (UNAUDITED)


                                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                                         ------------------------------------------
                                                                                     1999                 1998
                                                                         ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                     $           297,953    $        (171,367)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                   293,336              278,979
      Deferred income taxes                                                            32,894               58,500
      Loss from sale of equipment                                                         455                    -
        Changes in operating assets and liabilities:
          Accounts receivable                                                       1,244,822             (391,355)
          Inventories                                                                (161,392)            (184,855)
          Net investment in installment sales contracts                              (462,282)            (364,154)
          Prepaid expenses and other assets                                            51,451               19,001
          Accounts payable and accrued expenses                                      (123,076)              (4,927)
          Income taxes                                                                (45,301)             219,346
          Deferred revenue                                                            (50,199)              49,932
                                                                         ------------------------------------------
            Total adjustments                                                         780,708             (319,533)
                                                                         ------------------------------------------
        Net cash provided by (used in) operating activities                         1,078,661             (490,900)
                                                                         ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                               (159,599)            (186,987)
                                                                         ------------------------------------------
        Net cash provided by (used in) investing activities                          (159,599)            (186,987)
                                                                         ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) borrowings on revolving credit facility, net                          (1,300,000)             775,000
  Dividends paid                                                                     (160,716)             (80,358)
  Purchase and retirement of common stock                                                   -                   (4)
                                                                         ------------------------------------------
        Net cash provided by (used in) financing activities                        (1,460,716)             694,638
                                                                         ------------------------------------------

Net increase (decrease) in cash and cash equivalents                                 (541,654)              16,751

Cash and cash equivalents at beginning of year                                        848,087              489,573

                                                                         ==========================================
Cash and cash equivalents at end of period                                $           306,433    $         506,324
                                                                         ==========================================

Supplemental disclosures of cash flow information:
  Cash received from income tax refunds                                   $                 -    $         260,453
  Cash paid for income taxes                                                          146,595                5,027
  Cash paid for interest expense                                                        8,027               45,689


The accompanying notes are an integral part of these condensed consolidated financial statements.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999 - (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

2. INVENTORIES

Inventories consisted of the following:

                                                               SEPTEMBER 30     December 31
                                                                   1999             1998
                                                               ------------     -----------

         Raw materials and supplies                           $   525,866       $   437,349
         Work-in-process and finished goods                       745,450           559,674
         Maintenance and demo parts                               496,314           532,502
         Reserve for obsolescence                                (221,973)         (145,260)
                                                              ------------      ------------

         Total inventories                                    $ 1,545,657       $ 1,384,265
                                                              ============      ============

3. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. Because the Company has not used derivatives in the past and does not expect to do so in the future, the Company does not anticipate that adoption of SFAS No. 133 will have an effect on its results of operations or financial position.

In March 1998, the AICPA issued SOP 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use." The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. The Company does not develop its own software for internal use. The Company capitalizes the cost of software it obtains for internal use, and amortizes it using the straight-line method over the useful life of the software. Adoption of SOP 98-1 does not have an impact on the financial statements of the Company.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales were $2,888,497 and $3,025,266 for the three-month periods ended September 30, 1999 and 1998, respectively. Net sales for the nine-month period ended September 30, 1999, were $9,032,850, compared to $8,881,448 for the corresponding period of 1998. The decrease in net sales for the three-month period ended September 30, 1999, was due to weaker than expected sales of the Company's interactive voice information systems to operating telephone companies, original equipment manufacturers, and competitive local exchange carriers (CLEC's). However, for the nine-month period ended September 30, 1999, sales of the Company's interactive voice information systems were higher than the prior year comparable period due to a strong 1999 first quarter. Revenues from sales of the Company's interactive voice information systems were $5,357,181 or 59% of net sales, and $4,969,536 or 56% of net sales, for the nine-month periods ended September 30, 1999 and 1998, respectively. Revenues from operating leases, installment sales contracts, and services were $2,726,255 or 30% of net sales for the 1999 nine-month period, which is consistent with $2,664,741 or 30% of net sales for the corresponding 1998 period. The dollar increase between years was primarily due to increased revenues from new installment sales contracts, and increased revenue from installation of the Company's interactive voice information systems. Product pricing for the Company's equipment remained relatively constant between periods, and inflation did not have a material impact on revenues.

For the three-month periods ended September 30, 1999 and 1998, the gross profit percentage was 50% and 49%, respectively. Gross profit as a percentage of net sales for the nine-month periods ended September 30, 1999 and 1998, was 50% and 47%, respectively. The increase in gross profit percentage in the 1999 three-month period was due to higher sales of various Y2K upgrades which have a higher profit margin than the Company's normal product mix, partially offset by spreading fixed manufacturing costs over lower sales volume. The increase in the 1999 nine-month period was due to spreading fixed manufacturing costs over higher sales volume, and sales of various Y2K upgrades which have a higher profit margin than the Company's normal product mix.

For the three-month periods ended September 30, 1999 and 1998, total operating expenses were $1,286,620 or 45% of net sales, and $1,380,515 or 46% of net sales, respectively. Total operating expenses were $4,099,097 or 45% of net sales for the nine-month period ended September 30, 1999, compared to $4,258,464 or 48% for the corresponding period of 1998. General and administrative expenses were lower for the 1999 periods as a result of lower staffing. Marketing and selling expenses increased in the 1999 nine-month period over 1998 due primarily to salary and benefit expenses related to previously open sales and marketing positions that were more fully staffed during the 1999 period. Research and development expenses were slightly lower in the 1999 periods due to open engineering positions.

Net other expenses were $21,785 for the nine-month period ended September 30, 1999, compared to $80,104 for the corresponding period of 1998. The decrease between periods was primarily due to less interest expense incurred for bank borrowings during the 1999 period and higher interest income earned from investing Company funds.

For the three-month periods ended September 30, 1999 and 1998, net earnings were $96,130 and $20,682, respectively. Higher net earnings for the 1999 quarter were due to higher gross margins, lower operating expenses, and lower interest expense, partially offset by lower sales. Net earnings for the nine-month period ended September 30, 1999, were $297,953 compared to a net loss of $171,367 for the corresponding 1998 period. Higher earnings in the 1999 period were attributable to higher sales, higher gross profit margin on products sold, lower operating expenses, and lower interest expense.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


LIQUIDITY AND SOURCES OF CAPITAL

Working capital was $2,657,065 as of September 30, 1999, compared to $2,759,330 at December 31, 1998. The slight decrease in working capital was due primarily to payment of dividends and expenditures made for capital equipment, partially offset by net earnings. Cash provided by operating activities was $1,078,661 for the nine-month period ended September 30, 1999, compared to cash used of $490,900 for the corresponding 1998 period. The cash provided by operating activities in the 1999 period was due primarily to net earnings and a decrease in accounts receivable, partially offset by an increase in inventories and investment in installment sales contracts. The substantial decrease in accounts receivable since December 31, 1998, was due to a large sale to a major customer in December 1998 that was paid for in January 1999. Cash used in operating activities in the 1998 period was due primarily to the net loss, increases in accounts receivable and inventories, and investment in installment sales contracts, partially offset by refunds of income taxes.

For the nine-month period ended September 30, 1999, cash provided by net earnings and reduction of accounts receivable was used for repayment of bank borrowings, payment of dividends, purchases of capital equipment, investment in installment sales contracts, and increases in inventories. For the 1998 nine-month period, cash provided by bank borrowings was used for payment of dividends, purchases of capital equipment, investment in installment sales contracts, and to fund increased accounts receivable and the net loss.

As of September 30, 1999, the Company had no borrowings on its available $3,500,000 revolving credit facility. The revolving credit facility expires on June 30, 2000.

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

The Company has completed evaluation of its products and has determined that all of its current systems are Year 2000 compliant. For any customers that possess ETC equipment that is currently not Year 2000 compliant, the Company has offered upgrades or migration paths to new equipment to address the Year 2000 needs of its customers.

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

                           PART II - OTHER INFORMATION


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                       ELECTRONIC TELE-COMMUNICATIONS, INC.



                                          /s/ Dean W. Danner
                                 --------------------------------------
                                            Dean W. Danner
                                            President and
                                        Chief Executive Officer



                                          /s/ Jeffrey M. Nigl
                                 --------------------------------------
                                            Jeffrey M. Nigl
                                    Vice President, Chief Financial
                                    Officer, Treasurer and Principal
                                            Accounting Officer
  Date: November 10, 1999