Form 10-K
period 1999-12-31
ELECTRONIC TELE COMMUNICATIONS INC
filed 2000-03-29
CIK 773547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                      For the year ended December 31, 1999

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of March 1, 2000 was $5,842,000. As of March 1, 2000, there were outstanding 2,009,149 shares of Class A common stock and 499,998 shares of Class B common stock. The Class B common stock is the only voting stock. 87.9% of the Class B common stock is owned by affiliates. There is no market for the Class B common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV incorporate by reference portions of Electronic
Tele-Communications' 1999 Annual Report to Shareholders. Part IV incorporates by reference certain exhibits previously filed with Electronic Tele-Communications' S-1 Registration Statement (No. 2-99175) dated July 24, 1985, and subsequent reports under the Securities Exchange Act of 1934.


                                     PART I

ITEM 1. BUSINESS

(a) General Development of Business

Electronic Tele-Communications, Inc. is a Wisconsin corporation, incorporated in 1980. The Company designs, manufactures, and markets digital voice information platforms and related services for the telecommunications industry. Substantially all of the Company's products are proprietary and have been developed since 1989. Research and development activities have been and will continue to be important to the development of new products and markets.

ETC has executive offices, manufacturing, engineering, technical services, marketing, and a regional sales office in Waukesha, Wisconsin. In addition, engineering, technical services, and a regional sales office are located in Atlanta, Georgia, and technical services, repair services, and a regional sales office are located in Pleasanton, California. ETC also has two sales representatives in various other locations in the United States.

(b) Financial Information About Industry Segments

Not applicable.  The Company has one reportable operating segment.

(c) Narrative Description of Business

GENERAL

Electronic Tele-Communications designs, manufactures, and markets digital voice information systems and call processing systems. It also provides comprehensive services in support of these systems, including installation, training, 24-hour technical support, professional voice recording and weather forecasting. Its equipment provides a wide range of audio and computer information and call handling capabilities via telephone networks, computer networks, and the Internet. The Company's products are utilized by a variety of customers, including: (1) telephone companies which use the products to provide information to callers regarding misdialed or changed numbers, sources of assistance or calling instructions, enhanced services such as call forwarding, automatic callback, and repeat dialing, and automated pay phone interaction; (2) public and private providers of informational announcements such as news, sports, weather, time, stock reports, or advertisements; (3) large and small businesses which use call handling products for applications such as voice mail and call sequencing; and (4) private reporting and information services through pay-per-call services, commonly referred to as "900 Services." The Company's systems are generally priced from $500 to $200,000.

The Company's products are primarily solid-state and are controlled by microprocessors and software. They use digital technology for voice and data storage and processing. Digital storage provides for the instant and unlimited playback of voice messages and data. Voice recordings are digitized, or encoded as data, and stored in memory in the Company's equipment. This data may then be decoded and delivered as voice messages and computer data via telephone networks, computer networks, and the Internet.

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

TECHNOLOGY AND PRODUCT DEVELOPMENT

Most of Electronic Tele-Communications' products consist of proprietary circuit card assemblies, purchased assemblies, and purchased and proprietary software. The Company's technologies involve the design of electronic systems, including printed circuit boards and the arrangement of electronic components thereon, and the purchase, integration, and development of application software necessary to access and control the systems, messages and their formats.

The Company designs printed circuit boards for use in its systems using computer aided design equipment. This equipment permits the design of complex multi-layered printed circuit boards which not only have wiring on the top and bottom surfaces, but also incorporate six or more inside layers of circuitry. Printed circuit boards, when equipped with the electronic components required to perform specified functions, are called cards. The electronic components include computer memory chips, microprocessors, integrated circuits, resistors, capacitors, transformers, and switches.

Application software to operate the Company's products involves the formulation of specialized computer programs, which are purchased and integrated into the Company's systems. Some of the Company's software programs are proprietary and designed in-house. The application programs provide the operating equipment with the instructions necessary to access and control the messages and their format, permit diagnostic tests, and allow monitoring by reading, translating and acting upon commands and information.

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

New product development and product improvements are significant to ETC's business. The Company spent approximately $1,654,000, $1,752,000, and $1,785,000 in 1999, 1998, and 1997, respectively, on research and development activities, all of which were exclusively Company sponsored and supported.

Electronic Tele-Communications owns some patents, and seeks to obtain trademarks and copyright protection on all of its proprietary systems, programs, and printed material. The Company has registered its corporate logo and the Audichron(R), Digicept(R), Aris(R), and USA TIME(R) trademarks to protect its products. The Company believes that its patents, trademarks, and copyrights are a significant factor in maintaining its market position, but does not believe that its business is dependent upon any single patent, copyright or trademark.

PRODUCTS

  Interactive Voice Platforms

The Company produces Digicept(R) Digital Network Application ("DNA") Modules, the Digicept(R) 2000, and the Audichron(R) System 3 and System 3 Jr. Additionally, in the year 2000, production will begin on the Company's newest voice platform, Digicept Emcee(TM). The Emcee is a scalable, open-system network peripheral designed to meet the needs of emerging advanced networks. Together, these products constitute a comprehensive line of interactive voice platforms, providing multi-message, user-selectable voice announcements. All five systems feature Automatic Intercept Service, Changed Number Announcement and Automatic Number Announcement. These applications intercept erroneously dialed numbers, informing the caller of changed numbers or other dialing instructions. Each system also provides prompts and messages in support of enhanced telephone services, providing instructions for custom calling services and automated pay phone operation. In addition, the interactive voice platforms may be used to provide user selectable information regarding entertainment or transportation schedules, medical, financial and insurance data, news and sports updates, and other public information.

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

Audichron Zephyr(TM), debuting in 2000, will provide basic time/weather/temperature functionality in a low-cost, solid-state platform.

Audichron announcers provide professionally recorded voice announcements, available with synchronous entry so that every caller hears the entire announcement from the beginning. Promotional announcements, in rotating or fixed time slots, may be added for additional revenue generation. All maintenance for weather forecast updates, message changes and time adjustment is provided remotely. Monthly call rate reporting is provided to the customer to document system usage.

  Digital Recorder/Announcers

The basic unit of the Company's Digicept system is the Digicept recorder/announcer, which stores a single announcement for playback to the telephone network. The Digicept line also includes the Extended Memory recorder/announcer, providing extended-length, single-channel messages. Calls to the recorder/announcers are generally grouped through multiple interface circuits, also manufactured by the Company, allowing simultaneous access to the recorder/announcer by hundreds of phone lines. High-speed T1 interfaces are available to connect large recorder/announcer systems directly to a 24-channel digital T1 network. The Digicept recorder/announcers are most often found in telephone company central offices, providing informational announcements regarding incorrectly dialed or changed numbers, telephone services and weather conditions. These announcers are also used by businesses to provide information on finance, transportation, public service and education. The Messenger(TM) 612 single-channel announcer, housed in a self-contained package, provides similar functionality in a business office environment.

The Company's Digicept, Aris(R) and Messenger product lines include multi-channel recorder/announcers designed for applications requiring the simultaneous playback of multiple messages. These multi-channel announcers provide informational announcements similar to those of the single-channel recorder/announcers. The Digicept line offers two multi-channel recorder/announcers, which are typically rack mounted in telephone company central offices or other large business applications. The Aris and Messenger announcers are housed in self-contained packages, ideal for use in office environments. The Aris line offers one multi-channel announcer, in several configurations, while the Messenger line offers two multi-channel announcers.

Common Equipment

Interface and trunk circuits combine hardware and software to provide the connection between the telephone central office, the calling party and the Company's announcement systems. The Company has developed interface circuits for its Digicept and Audichron product lines. By providing both the interface circuits and the announcement systems, the Company offers integrated solutions designed to meet customers' needs while providing for the modular expansion of the systems. The Company provides interface circuits that can perform a wide variety of functions and are compatible with most telephone circuitry, including T1 interfaces for direct connection to the digital telephone network.

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

  Meteorological Services

A staff of degreed meteorologists, using state-of-the-art information services and equipment, update weather forecasts from ETC's weather center in Atlanta, Georgia. A rigid quality control program ensures that forecasts are accurate and timely. These forecasts serve approximately 500 USA TIME sites, and are downloaded to the Company's time/weather/temperature systems via the telephone network, using computer-generated calling. Additionally, all maintenance, call rate reports, promotional messages, time adjustment and daylight savings time changes are provided remotely from the weather center.

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

The Company purchases computers, monitors, printers, disk drives, and other computer related accessories. These components are assembled into systems and packaged with software and sold to the customer.

In addition to hardware manufactured by the Company, software is an integral component of the Company's announcement systems. Purchased and internally generated software programs are loaded into the voice announcement systems in a variety of methods, including "burning" the programs into microprocessors, or using CDs or floppy disks to transfer the programs onto computer hard drives or memory chips. These software programs dictate how the voice announcement systems perform, and give the products flexibility to meet many different customer specifications and needs.

SALES, MARKETING AND CUSTOMERS

ETC's manufactured products are marketed primarily through Company sales personnel, with approximately 7% being sold through independent distributors and telecommunications dealers. Sales and leases of the Company's time/weather/temperature machines and related information update services are performed through the Company's sales personnel. Approximately 97% of the Company's 1999 sales were in the United States, and 3% were to international customers.

During 1999, ETC's products and related services were sold and leased to approximately 1,310 customers, primarily operating telephone companies, competitive local exchange carriers ("CLECs"), telephone original equipment manufactures ("OEMs"), telecommunication dealers, telephone service providers, financial institutions, and other businesses.

ETC engages in direct advertising through trade publications, direct mail communications, and the Company's World Wide Web site (http://www.etcia.com). The Company participates in a number of trade shows each year and is a member of many national and state telephone associations. The Company's marketing staff are headquartered in Waukesha, Wisconsin. In addition regional sales offices are located in Waukesha, Wisconsin, Atlanta, Georgia, and Pleasanton, California, and two sales representatives are at various other locations in the United States. Technical service departments exist within all three regional sales offices to provide assistance to customer questions and custom application requirements.

BACKLOG

As of December 31, 1999, the amount of the Company's backlog orders believed to be firm was $64,000. This compares with $1,288,000 of backlog orders as of December 31, 1998. The large decrease in the backlog was due primarily to a slowdown of customer purchases because of Y2K. As of March 20, 2000, the order backlog has increased to $715,000. Two customers comprised 23% and 10%, respectively, of the 1999 backlog. Four different customers comprised 21%, 11%, 10%, and 10%, respectively, of the 1998 backlog. The Company typically experiences variations in product sales that have no seasonal pattern and are caused by the timing of major equipment purchases by the operating telephone companies, CLECs and OEMs.

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

EMPLOYEES

As of December 31, 1999, ETC employed 122 persons. Approximately 20% of the Company's employees are engaged in research and development, 18% in sales and marketing, 13% in management and office support, 22% in service and support, and 27% in manufacturing. The Company has never experienced a work stoppage due to a labor dispute, is not a party to any labor contract, and considers its relations with employees to be excellent. The Company believes that there is an adequate supply of professional and manufacturing personnel available in the metropolitan areas where it has facilities to meet its anticipated personnel requirements.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The information in Note 14 on page 21 in ETC's 1999 Annual Report to Shareholders is incorporated herein by reference.

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

The Company leases 56,300 square feet in seven buildings located in Atlanta, Georgia. These facilities include a regional sales office, engineering, technical services, and accounting. The leases expire at different times throughout the year 2000, and the Company is currently subleasing 20,500 square feet of this space to other tenants. The properties are modern and well maintained. It is anticipated that the Atlanta facility will move to a smaller space in the same area when the leases expire during the year 2000.

The Company leases 6,052 square feet at 5870 Stoneridge Drive, Suite 5, Pleasanton, California 94588. This lease expires in 2004, with an option to extend to 2009. This facility contains a regional sales office, repair services, and technical services. The Company believes that its equipment and facilities at its California location are modern, well maintained, and adequate for its anticipated needs.

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

For the market prices of common stock, see the caption "Quarterly Financial Data" on page 23 in ETC's 1999 Annual Report to Shareholders incorporated herein by reference.

(b) Holders
As of March 1, 2000, there were approximately 1,100 shareholders of record and beneficial shareholders owning Class A common stock and 8 shareholders of record of Class B common stock.

(c) Dividends
For 1999, the Company paid a cash dividend of $.08 per share of Class A common stock. For 1998, the Company paid a cash dividend of $.04 per share of Class A common stock.

ITEM 6. SELECTED FINANCIAL DATA.

The information under the caption "Five Year Review of Selected Financial Data" on page 22 in ETC's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information on pages 6 through 9 in ETC's 1999 Annual Report to Shareholders is incorporated herein by reference.

The Company may from time to time make statements that could be considered "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. These "forward-looking" statements are provided in compliance with the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995.

The Company wishes to caution readers that the following factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results during 2000 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

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

         Acquisitions

The Company has in the past expanded through acquisition of other companies. The extent to which the Company makes acquisitions and the profitability of the companies it acquires may impact the Company's overall profitability.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information on pages 9 through 23 in ETC's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Directors and executive officers of the Company are as follows:

            NAME                   AGE                TITLE
            ----                   ---                -----
      George W. Danner             80           Chairman of the Board
                                                  and Director
      Dean W. Danner               49           President, Chief Executive
                                                  Officer and Director
      Bonita M. Danner             48           Vice President Engineering
                                                  and Director
      Hazel Danner                 79           Corporate Secretary
                                                  and Director
      Jeffrey M. Nigl              41           Vice President, Treasurer
                                                  and Chief Financial Officer
      Robert R. Spiering           55           Vice President Tech Services
      Joseph A. Voight, Jr.        49           Vice President Sales
      Joanne B. Huelsman           61           Director
      A. William Huelsman          62           Director
      Peter J. Lettenberger        62           Director
      Richard A. Gabriel           67           Director


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

JOSEPH A. VOIGHT, JR. - Mr. Voight joined the Company as Vice President Sales in August 1999. Prior thereto he was Vice President North American Sales since 1996 of Generac Power Systems, Inc., a manufacturer of generators. Prior thereto Mr. Voight held National and Regional Sales Manager positions at Generac since 1980. Prior thereto he was employed by Ford Motor Company since 1976 and prior thereto served in the Air Force since 1972.

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

SK ITEM 405 DISCLOSURE - The Form 3 filing for Joseph A. Voight, Jr., which was due to be filed with the Securities Exchange Commission on September 2, 1999, was filed on February 4, 2000.

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

                           SUMMARY COMPENSATION TABLE

                                                      Long-Term
                              Annual Compensation    Compensation
                              -------------------    ------------
    (a)            (b)          (c)          (d)         (g)              (i)
                                                      Securities
    Name                                               Under-          All Other
    and                                                 lying           Compen-
  Principal                                            Options/          sation
  Position         Year       Salary($)    Bonus($)    SARs(#)             ($)
--------------------------------------------------------------------------------

Dean W. Danner     1999       135,500                                   5,200(1)
  President and    1998       132,000     7,100                         5,300(1)
  CEO              1997       132,000                                   5,300(1)

----------------------------

(1) Consists of directors' fees of $2,500 in each year, with the remainder being Company matching contributions pursuant to the Company's 401(k) retirement savings plan.

AGGREGATED OPTIONS/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

The following table summarizes options and SARs exercised during 1999 and the value of unexercised options and SARs held by the named executives at fiscal year-end:


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
                on Exercise   Realized      Exercisable(E)/    Exercisable(E)/
     Name           (#)         ($)        Unexercisable(U)   Unexercisable(U)
------------------------------------------------------------------------------

Dean W. Danner     0            0            5,800(E)             100(E)
                                               200(U)              25(U)


The Company does not have any information to report and has therefore omitted disclosures related to S-B Item 402(c) Options/SAR Grants Table; S-B Item

402(e) Long-Term Incentive Plan ("LTIP") Awards Table; S-B Item 402(h) Employment Contracts and Termination of Employment and Change in Control Arrangements; and S-B Item 402(i) Report on Repricing of Options/SARs.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of each class of the Company's Common Stock by each Director, Executive Officer, or person known by the Company to own beneficially more than 5% of either class of Common Stock, and all Directors and Executive Officers as a group as of February 11, 2000:


                      Class A Common Stock(1)        Class B Common Stock(1)
                    ---------------------------     ---------------------------
                       Shares       Percentage         Shares      Percentage
                    Beneficially    of Shares       Beneficially   of Shares
                       Owned       Outstanding         Owned      Outstanding
                   -------------   -----------     -------------  -----------
Hazel Danner            192,951(3)      9.6%            75,048        15.0%
Bonita M. Danner        183,301(3)      9.1%            75,048        15.0%
Dean W. Danner          187,087(3)      9.3%            71,461        14.3%
George W. Danner        173,837         8.7%            71,461        14.3%
Joanne B. Huelsman      139,801         7.0%            75,048        15.0%
A. William Huelsman     114,187         5.7%            71,461        14.3%
Georgia Barre(2)        104,959         5.2%            41,984         8.4%
Peter J. Lettenberger       500         0.0%               -           0.0%
Richard Gabriel           5,500(3)      0.3%               -           0.0%
All Executive Officers
  and Directors as a
  group (11 persons)    993,274(3)     49.4%           439,527        87.9%

---------------------

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

   (3) Class A common shares beneficially owned include the right to acquire shares of Class A common stock upon exercise of stock options as follows:
       Hazel Danner, 1,000 shares; Bonita Danner, 1,800 shares; Dean Danner, 5,800 shares; and Richard Gabriel, 5,000 shares. Shares beneficially owned by all officers and directors as a group include two additional officers with the right to acquire a total of 15,700 shares of Class A common stock upon exercise of stock options.

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

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this report:

         1.       Financial statements

                  The Financial Statements, Notes to Financial Statements, Independent Auditors' Report, Five Year Review, and Quarterly Financial Data on pages 9 through 23 in ETC's 1999 Annual Report to Shareholders are incorporated herein by reference.

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

                  The Independent Auditors' Report on Financial Statement Schedules appears in Exhibit 24.1 of this report.

                  All other financial statement schedules are omitted as they are not required, or the required information is shown in the Financial Statements and Notes to Financial Statements on pages 9 through 23 in ETC's 1999 Annual Report to Shareholders incorporated herein by reference.

         3.       Exhibits

       EXHIBIT                                                           PAGE
       NUMBER                     DESCRIPTION                           NUMBER
       -------                    -----------                           ------

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

       10.6 Second Amendment to Credit Agreement dated as of May 13, 1994, by and between Electronic Tele-Communications, Inc. and Bank One, Milwaukee, NA.

       10.7 Third Amendment to Credit Agreement dated as of September 26, 1997, by and between Electronic Tele-Communications, Inc. and Bank One, Wisconsin.

       10.8 Electronic Tele-Communications, Inc. 1999 Nonqualified Stock Option Plan effective May 7, 1999, was filed as Exhibit 10.8 to the September 30, 1999 Form 10-Q and is incorporated herein by reference.

       10.9 Fourth Amendment to Credit Agreement dated as of January 26, 1999, by and between Electronic Tele-Communications, Inc. and Bank One, Wisconsin is filed with this 1999 Form 10-K.

       10.10 Fifth Amendment to Credit Agreement dated as of February 11, 2000, by and between Electronic Tele-Communications, Inc. and Bank One, Wisconsin is filed with this 1999 Form 10-K.

       13          1999 Annual Report to Shareholders.

       23.1        Consent of Ernst & Young LLP, Independent Auditors.

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


                                            ELECTRONIC TELE-COMMUNICATIONS, INC.



                                            By:     /s/ Dean W. Danner
                                               ---------------------------------
                                                      Dean W. Danner
                                                      President and
    Date: March 24, 2000                          Chief Executive Officer
         ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            SIGNATURE                      CAPACITY                 DATE
            ---------                      --------                 ----
       /s/  Dean W. Danner          President, Chief Executive  March 24, 2000
--------------------------------    Officer and Director
            Dean W. Danner

      /s/  Jeffrey M. Nigl          Vice President, Treasurer,  March 24, 2000
--------------------------------    Chief Financial Officer,
           Jeffrey M. Nigl          and Principal Accounting
                                    Officer


      /s/  Bonita M. Danner         Vice President Engineering  March 24, 2000
--------------------------------    and Director
           Bonita M. Danner

        /s/  Hazel Danner           Secretary and Director      March 24, 2000
--------------------------------
             Hazel Danner

      /s/  George W. Danner         Director                    March 24, 2000
--------------------------------
           George W. Danner

     /s/  Joanne B. Huelsman        Director                    March 24, 2000
--------------------------------
          Joanne B. Huelsman

    /s/  A. William Huelsman        Director                    March 24, 2000
--------------------------------
         A. William Huelsman

   /s/  Peter J. Lettenberger       Director                    March 24, 2000
--------------------------------
        Peter J. Lettenberger

     /s/  Richard A. Gabriel        Director                    March 24, 2000
--------------------------------
          Richard A. Gabriel

Schedule II

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                                -----------------

                        VALUATION AND QUALIFYING ACCOUNTS
                       Three Years Ended December 31, 1999



                                        Charge
                                       (Credit)
                           Balance at  to Costs                  Balance
                           Beginning     and                      at End
     Description           of Period   Expenses     Deductions   of Period
     -----------           ---------   --------     ----------   ---------

Allowance for
 Doubtful Accounts:

Year Ended
  December 31, 1997        $ 113,500   $ 270,000    $ 262,000   $ 121,500

Year Ended
  December 31, 1998        $ 121,500   $  47,600    $  61,900   $ 107,200

Year Ended
  December 31, 1999        $ 107,200   $  (8,000)   $  16,500   $  82,700


Allowance for
 Inventory Obsolescence:

Year Ended
  December 31, 1997        $ 242,582   $  40,000    $ 109,310   $ 173,272

Year Ended
  December 31, 1998        $ 173,272   $  70,000    $  98,012   $ 145,260

Year Ended
  December 31, 1999        $ 145,260   $  44,210    $  61,810   $ 127,660