Form 10-Q
period 2000-03-31
ELECTRONIC TELE COMMUNICATIONS INC
filed 2000-05-11
CIK 773547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                       For the Period ended March 31, 2000

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

                                 (262) 542-5600
              (Registrant's telephone number, including area code)


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

As of April 30, 2000, there were outstanding 2,009,149 shares of Class A common stock and 499,998 shares of Class B common stock. The Class B common stock, 87.9% of which is owned by affiliates, is the only voting stock. The Class B common stock is not traded on an exchange.

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

                  Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . 4

                  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6

PART II  Other Information

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . . . .8

         Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . ..8

         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . ..8

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9


                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                                                            (UNAUDITED)         (Note 1)
                                                                             MARCH 31         December 31
                                                                               2000               1999
                                                                         -------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $        191,648     $      307,652
  Trade accounts receivable, net                                                 1,980,572            873,423
  Inventories (Note 2)                                                           1,223,311          1,574,413
  Net investment in installment sales contracts                                    312,895            288,925
  Refundable income taxes                                                              -               73,097
  Prepaid expenses and other current assets                                        126,722            127,905
                                                                         -------------------------------------
    Total current assets                                                         3,835,148          3,245,415

PROPERTY, PLANT AND EQUIPMENT, NET                                               1,423,566          1,460,281
NET INVESTMENT IN INSTALLMENT SALES CONTRACTS                                    1,097,286          1,122,842
EXCESS COST OVER NET ASSETS ACQUIRED                                               833,366            851,137
                                                                         -------------------------------------

Total Assets                                                              $      7,189,366     $    6,679,675
                                                                         =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving credit facility                                               $        460,000     $      200,000
  Accounts payable                                                                 185,476            120,892
  Accrued expenses                                                                 554,394            534,837
  Income taxes payable                                                              66,183                  -
  Deferred revenue                                                                 111,716             89,327
                                                                         -------------------------------------
    Total current liabilities                                                    1,377,769            945,056

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000 shares, none issued                            -                  -
  Class A common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 2,009,149 shares
    in 2000 and 2,008,949 shares in 1999                                            20,091             20,089
  Class B common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 499,998 shares                            5,000              5,000
  Additional paid-in capital                                                     3,335,647          3,335,349
  Retained earnings                                                              2,450,859          2,374,181
                                                                         -------------------------------------
    Total stockholders' equity                                                   5,811,597          5,734,619
                                                                         -------------------------------------

Total Liabilities and Stockholders' Equity                                $      7,189,366     $    6,679,675
                                                                         =====================================

The accompanying notes are an integral part of these consolidated financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999 - (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                       ----------------------------------
                                                             2000             1999
                                                       ----------------------------------
NET SALES                                               $     3,096,412    $   3,269,107

COST OF PRODUCTS SOLD                                         1,655,399        1,583,745
                                                       ----------------------------------

GROSS PROFIT                                                  1,441,013        1,685,362

OPERATING EXPENSES:
  General and administrative                                    339,264          354,311
  Marketing and selling                                         571,335          641,027
  Research and development                                      434,564          434,117
                                                       ----------------------------------
                                                              1,345,163        1,429,455
                                                       ----------------------------------

EARNINGS FROM OPERATIONS                                         95,850          255,907

OTHER INCOME (EXPENSE):
  Interest expense                                               (7,972)          (1,283)
  Interest and dividend income                                        -            2,234
                                                       ----------------------------------
                                                                 (7,972)             951
                                                       ----------------------------------

EARNINGS BEFORE INCOME TAXES                                     87,878          256,858

  Income taxes                                                   11,200           79,000

                                                       ----------------------------------
NET EARNINGS                                            $        76,678    $     177,858
                                                       ==================================

BASIC AND DILUTED EARNINGS
 PER SHARE:
  Class A common                                        $          0.03    $        0.08
  Class B common                                        $          0.03    $        0.04


The accompanying notes are an integral part of these consolidated financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999 - (UNAUDITED)


                                                                                  THREE MONTHS ENDED MARCH 31
                                                                         ------------------------------------------
                                                                                 2000                 1999
                                                                         ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                            $            76,678   $          177,858
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                    91,835              103,329
      Deferred income taxes                                                            10,200               11,413
      (Gain) loss from sale of equipment                                                 (372)                 -
        Changes in operating assets and liabilities:
          Accounts receivable                                                      (1,107,149)             891,649
          Inventories                                                                 351,102             (265,783)
          Net investment in installment sales contracts                                 1,586              (61,312)
          Prepaid expenses and other assets                                             1,183              (14,258)
          Accounts payable and accrued expenses                                        84,141              (55,944)
          Income taxes                                                                139,280               66,789
          Deferred revenue                                                             22,389               19,270
                                                                         ------------------------------------------
            Total adjustments                                                        (405,805)             695,153
                                                                         ------------------------------------------
        Net cash provided by (used in) operating activities                          (329,127)             873,011
                                                                         ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                (47,177)             (55,962)
                                                                         ------------------------------------------
        Net cash provided by (used in) investing activities                           (47,177)             (55,962)
                                                                         ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) borrowings on revolving credit facility, net                             260,000           (1,300,000)
  Dividends paid                                                                          -                (80,358)
  Proceeds from issuance of common stock                                                  300                  -
                                                                         ------------------------------------------
        Net cash provided by (used in) financing activities                           260,300           (1,380,358)
                                                                         ------------------------------------------

Net increase (decrease) in cash and cash equivalents                                 (116,004)            (563,309)

Cash and cash equivalents at beginning of year                                        307,652              848,087

                                                                         ------------------------------------------
Cash and cash equivalents at end of period                                $           191,648   $          284,778
                                                                         ==========================================

Supplemental disclosures of cash flow information:
  Cash received from income tax refunds                                   $           141,000   $              -
  Cash paid for income taxes                                                            2,720                3,587
  Cash paid for interest expense                                                        5,420                8,027


The accompanying notes are an integral part of these consolidated financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2000 - (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1999 Annual Report to Shareholders.

2. INVENTORIES

Inventories consisted of the following:

                                                                 MARCH 31         December 31
                                                                   2000              1999
                                                              -------------     --------------
         Raw materials and supplies                           $   512,778       $   577,456
         Work-in-process and finished goods                       450,033           714,119
         Maintenance and demo parts                               409,814           410,498
         Reserve for obsolescence                                (149,314)         (127,660)
                                                              -------------     --------------

         Total inventories                                    $ 1,223,311       $ 1,574,413
                                                              =============     ==============

3. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137. Provisions of these standards are required to be adopted in years beginning after June 15, 2000. Because the Company has not used derivatives in the past and does not expect to do so in the future, the Company does not anticipate that the adoption of SFAS No. 133 and SFAS No. 137 will have an effect on it results of operations or financial position.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales were $3,096,412 and $3,269,107 for the three-month periods ended March 31, 2000 and 1999, respectively. The decrease in net sales for the three-month period ended March 31, 2000, was due to lower sales of the Company's older technology business systems, lower sales of various Y2K upgrades, and lower installation revenue, partially offset by a slight increase in sales of interactive voice information systems. Revenues from sales of the Company's interactive voice information systems were $2,087,798 or 67% of net sales, and $2,071,527 or 63% of net sales, for the three-month periods ended March 31, 2000 and 1999, respectively. Revenues from operating leases, installment sales contracts, and services were $866,247 or 28% of net sales for the 2000 three-month period, which was lower than $968,623 or 30% of net sales for the corresponding 1999 three-month period. The decrease was due primarily to lower installation revenue resulting from fewer installations of the Company's interactive voice information systems. Product pricing for the Company's equipment remained relatively constant between periods, and inflation did not have a material impact on revenues.

For the three-month periods ended March 31, 2000 and 1999, the gross profit percentage was 47% and 52%, respectively. The decrease in gross profit percentage in the 2000 three-month period was due to sales of various Y2K upgrades in the 1999 three-month period which had a higher profit margin than the Company's normal product mix, and the effect of spreading fixed manufacturing costs over lower sales volume in the 2000 three-month period.

For the three-month periods ended March 31, 2000 and 1999, total operating expenses were $1,345,163 or 43% of net sales, and $1,429,455 or 44% of net sales, respectively. General and administrative expenses and research and development expenses were relatively constant between periods. Marketing and selling expenses decreased in the 2000 three-month period due primarily to lower commission expenses paid on lower sales, partially offset by higher advertising costs.

Net other expenses were $7,972 for the three-month period ended March 31, 2000, compared to net other income of $951 for the corresponding three-month period of 1999. The increase between periods of net other expenses was primarily due to more interest expense incurred for bank borrowings during the 2000 three-month period and higher interest income earned from investing Company funds in the 1999 three-month period.

For the three-month periods ended March 31, 2000 and 1999, net earnings were $76,678 and $177,858, respectively. Lower net earnings for the 2000 quarter were due to lower sales, lower gross margins, and higher interest expense, partially offset by lower operating expenses and a lower effective tax rate. The lower effective tax rate in the 2000 quarter was due to the use of net operating loss carryforwards from prior years to offset current year income tax expenses, and a reduction of the valuation reserve relating to the utilized net operating loss carryforwards.

LIQUIDITY AND SOURCES OF CAPITAL

Working capital was $2,457,379 as of March 31, 2000, compared to $2,300,359 at December 31, 1999. The increase in working capital was due primarily to net earnings, partially offset by expenditures made for capital equipment. Cash used in operating activities was $329,127 for the three-month period ended March 31, 2000, compared to cash provided by operating activities of $873,011 for the corresponding 1999 three-month period. The cash used in operating activities in the 2000 period was due primarily to an increase in accounts receivable, partially offset by net earnings, a reduction of inventories, and refunds of income taxes. The significant increase in accounts receivable was due to timing of several large sales in March 2000 that were not yet due or paid as of March 31, 2000. Cash provided by operating activities in the 1999 three-month period was due primarily to net earnings and a large decrease in accounts receivable, partially offset by an increase in inventories.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


For the three-month period ended March 31, 2000, cash provided by net earnings, a reduction of inventories, and bank borrowing was used to finance an increase in accounts receivable and purchases of capital equipment. For the 1999 three-month period, cash provided by net earnings and a decrease in accounts receivable was used for repayment of bank borrowings, payment of dividends, purchases of capital equipment, and increases in inventories.

As of March 31, 2000, the Company had borrowings of $460,000 on its available $3,500,000 revolving credit facility. The revolving credit facility expires on June 30, 2000. The Company does not foresee any problems in renewing a similar credit facility with a bank upon expiration of the current revolving credit facility.

At current operating levels, management believes that cash generated from future operations, together with the available revolving credit facility, will provide adequate funds to meet the Company's operating needs for the foreseeable future.

YEAR 2000 ISSUE

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission-critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company's expenses in connection with remediating its systems were minimal and were included in the Company's normal operating budget. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission-critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the Registrant on May 5, 2000, shareholders voted on the election of directors for a one-year term. The Class B common stock of the Registrant is the only class of voting securities. The Class B common stock is not registered under the Securities Exchange Act of 1934. There was no solicitation in opposition to the nominees proposed and there were no abstentions or broker non-votes. Each of the nominees were elected as follows:

                          Director                     Votes            Votes
                            Name                       For            Withheld
                  ----------------------             -------          --------
                  Dean W. Danner                     439,527              0
                  Bonita M. Danner                   439,527              0
                  Hazel Danner                       439,527              0
                  George W. Danner                   439,527              0
                  A. William Huelsman                439,527              0
                  Joanne B. Huelsman                 439,527              0
                  Peter J. Lettenberger              439,527              0
                  Richard A. Gabriel                 439,527              0
                  R.W. (Johnny) Johns                439,527              0


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

                                           ELECTRONIC TELE-COMMUNICATIONS, INC.



                                                  /s/ Dean W. Danner
                                           ------------------------------------
                                                      Dean W. Danner
                                                        President and
                                                  Chief Executive Officer



                                                  /s/ Jeffrey M. Nigl
                                           ------------------------------------
                                                      Jeffrey M. Nigl
                                               Vice President, Chief Financial
                                              Officer, Treasurer and Principal
                                                    Accounting Officer
Date: May 11, 2000