Form 10-Q
period 2000-06-30
ELECTRONIC TELE COMMUNICATIONS INC
filed 2000-08-10
CIK 773547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                       For the Period ended June 30, 2000

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


As of July 31, 2000, there were outstanding 2,009,149 shares of Class A common stock and 499,998 shares of Class B common stock. The Class B common stock, 87.9% of which is owned by affiliates, is the only voting stock. The Class B common stock is not traded on an exchange.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.

                                      INDEX

                                                                                                  Page
PART I   Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets ..................................................... 2

                  Consolidated Statements of Operations ........................................... 3

                  Consolidated Statements of Cash Flows ........................................... 4

                  Notes to Consolidated Financial Statements ...................................... 5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations ..................................................... 6

PART II  Other Information

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk ...................... 8

         Item 6.  Exhibits and Reports on Form 8-K ................................................ 8

SIGNATURES ........................................................................................ 8


                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                                                                                  (UNAUDITED)              (Note 1)
                                                                                                    JUNE 30              December 31
                                                                                                      2000                   1999
                                                                                                  ----------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                       $  161,893              $  307,652
  Trade accounts receivable, net                                                                   1,795,166                 873,423
  Inventories (Note 2)                                                                             1,686,554               1,574,413
  Net investment in installment sales contracts                                                      337,569                 288,925
  Refundable income taxes                                                                               --                    73,097
  Prepaid expenses and other current assets                                                          100,884                 127,905
                                                                                                  ----------------------------------
    Total current assets                                                                           4,082,066               3,245,415

PROPERTY, PLANT AND EQUIPMENT, NET                                                                 1,430,284               1,460,281
NET INVESTMENT IN INSTALLMENT SALES CONTRACTS                                                      1,073,780               1,122,842
EXCESS COST OVER NET ASSETS ACQUIRED                                                                 815,595                 851,137
                                                                                                  ----------------------------------

Total Assets                                                                                      $7,401,725              $6,679,675
                                                                                                  ==================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving credit facility                                                                       $  240,000              $  200,000
  Accounts payable                                                                                   304,508                 120,892
  Accrued expenses                                                                                   669,515                 534,837
  Income taxes payable                                                                                38,683                    --
  Deferred revenue                                                                                   119,922                  89,327
                                                                                                  ----------------------------------
    Total current liabilities                                                                      1,372,628                 945,056

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000 shares, none issued                                             --                      --
  Class A common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 2,009,149 shares
    in 2000 and 2,008,949 shares in 1999                                                              20,091                  20,089
  Class B common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 499,998 shares                                              5,000                   5,000
  Additional paid-in capital                                                                       3,335,647               3,335,349
  Retained earnings                                                                                2,668,359               2,374,181
                                                                                                  ----------------------------------
    Total stockholders' equity                                                                     6,029,097               5,734,619
                                                                                                  ----------------------------------
Total Liabilities and Stockholders' Equity                                                        $7,401,725              $6,679,675
                                                                                                  ==================================

The accompanying notes are an integral part of these consolidated financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
  THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999 - (UNAUDITED)

                                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                    JUNE 30                             JUNE 30
                                                       ----------------------------------  -----------------------------------
                                                             2000             1999               2000              1999
                                                       ----------------------------------  -----------------------------------
NET SALES                                                   $ 3,369,368      $ 2,875,246         $ 6,465,780      $ 6,144,353

COST OF PRODUCTS SOLD                                         1,606,579        1,451,053           3,261,978        3,034,798
                                                       ----------------------------------  -----------------------------------

GROSS PROFIT                                                  1,762,789        1,424,193           3,203,802        3,109,555

OPERATING EXPENSES:
  General and administrative                                    305,252          298,242             644,516          652,553
  Marketing and selling                                         758,497          676,088           1,329,832        1,317,115
  Research and development                                      444,842          423,835             879,406          857,952
                                                       ----------------------------------  -----------------------------------
                                                              1,508,591        1,398,165           2,853,754        2,827,620
                                                       ----------------------------------  -----------------------------------

EARNINGS FROM OPERATIONS                                        254,198           26,028             350,048          281,935

OTHER INCOME (EXPENSE):
  Interest expense                                               (3,998)               -             (11,970)          (1,283)
  Interest and dividend income                                        -              937                   -            3,171
                                                       ----------------------------------  -----------------------------------
                                                                 (3,998)             937             (11,970)           1,888
                                                       ----------------------------------  -----------------------------------

EARNINGS BEFORE INCOME TAXES                                    250,200           26,965             338,078          283,823

  Income taxes                                                   32,700            3,000              43,900           82,000

                                                       ----------------------------------  -----------------------------------
NET EARNINGS                                                $   217,500      $    23,965         $   294,178      $   201,823
                                                       ==================================  ===================================

BASIC AND DILUTED EARNINGS
 PER SHARE:
  Class A common                                            $      0.09      $      0.01         $      0.12      $      0.09
  Class B common                                            $      0.09      $      0.01         $      0.12      $      0.05


The accompanying notes are an integral part of these consolidated financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999 - (UNAUDITED)

                                                                                   SIX MONTHS ENDED JUNE 30
                                                                         ------------------------------------------
                                                                                      2000               1999
                                                                         ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                      $ 294,178          $   201,823
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                   178,173              207,372
      Deferred income taxes                                                            20,500               22,153
      (Gain) loss from sale of equipment                                               (8,625)                   -
        Changes in operating assets and liabilities:
          Accounts receivable                                                        (921,743)           1,362,128
          Inventories                                                                (112,141)            (442,384)
          Net investment in installment sales contracts                                   418             (163,478)
          Prepaid expenses and other assets                                            27,021               35,857
          Accounts payable and accrued expenses                                       318,294              (72,952)
          Income taxes                                                                111,780               57,048
          Deferred revenue                                                             30,595              (56,602)
                                                                         ------------------------------------------
            Total adjustments                                                        (355,728)             949,142
                                                                         ------------------------------------------
        Net cash provided by (used in) operating activities                           (61,550)           1,150,965
                                                                         ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                               (124,509)            (114,792)
                                                                         ------------------------------------------
        Net cash provided by (used in) investing activities                          (124,509)            (114,792)
                                                                         ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) borrowings on revolving credit facility, net                              40,000           (1,300,000)
  Dividends paid                                                                            -              (80,358)
  Proceeds from issuance of common stock                                                  300                    -
                                                                         ------------------------------------------
        Net cash provided by (used in) financing activities                            40,300           (1,380,358)
                                                                         ------------------------------------------

Net increase (decrease) in cash and cash equivalents                                 (145,759)            (344,185)

Cash and cash equivalents at beginning of year                                        307,652              848,087

                                                                         ------------------------------------------
Cash and cash equivalents at end of period                                          $ 161,893          $   503,902
                                                                         ==========================================

Supplemental disclosures of cash flow information:
  Cash received from income tax refunds                                             $ 141,000          $         -
  Cash paid for income taxes                                                           52,720                5,587
  Cash paid for interest expense                                                       12,599                8,027


The accompanying notes are an integral part of these consolidated financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 2000 - (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

2. INVENTORIES

Inventories consisted of the following:

                                                    JUNE 30          December 31
                                                      2000             1999
                                                  -----------       ------------
Raw materials and supplies                        $   625,325       $   577,456
Work-in-process and finished goods                    846,128           714,119
Maintenance and demo parts                            385,739           410,498
Reserve for obsolescence                             (170,638)         (127,660)
                                                  -----------       -----------

Total inventories                                 $ 1,686,554       $ 1,574,413
                                                  ===========       ===========

3. REVOLVING CREDIT FACILITY

Effective June 30, 2000, the Company signed an Amendment to a Revolving Credit Agreement with its bank. The Amendment increases the credit facility to $4,000,000 and lowers the interest rate on borrowings to 0.50% under the announced reference rate of the bank. The Amendment expires on June 30, 2003, at which time any outstanding balances are due.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales were $3,369,368 and $2,875,246 for the three-month periods ended June 30, 2000 and 1999, respectively. Net sales for the six-month period ended June 30, 2000 were $6,465,780, compared to $6,144,353 for the corresponding period of 1999. The increase in net sales for the 2000 periods was due to increased demand for the Company's interactive voice information systems, particularly its flagship Digicept DNA product line. The increased demand came from competitive and independent local exchange carriers upgrading and adding to their telecommunications infrastructures. Increases in DNA sales were partially offset by lower sales in 2000 of System 3 upgrades and Interact systems that were sold in 1999 to meet customers' Y2K needs. Revenues from sales of the Company's interactive voice information systems were $4,442,854 or 69% of net sales, and $3,747,300 or 61% of net sales, for the six-month periods ended June 30, 2000 and 1999, respectively. Revenues from operating leases, installment sales contracts, and services were consistent between periods at $1,811,826 or 28% of net sales for the 2000 six-month period, compared to $1,838,721 or 30% of net sales for the corresponding 1999 six-month period. Product pricing for the Company's equipment remained relatively constant between periods, and inflation did not have a material impact on revenues.

For the three-month periods ended June 30, 2000 and 1999, the gross profit percentage was 52% and 50%, respectively. Gross profit as a percentage of net sales for the six-month periods ended June 30, 2000 and 1999, were 50% and 51%, respectively. The increase in gross profit percentage in the 2000 three-month period was due to primarily to the effect of spreading fixed manufacturing costs over higher sales volume in the 2000 three-month period. The decrease in gross profit percentage in the 2000 six-month period was due to the effect of higher 1999 sales of various Y2K upgrades which have a higher profit margin than the Company's normal product mix.

For the three-month periods ended June 30, 2000 and 1999, total operating expenses were $1,508,591 or 45% of net sales, and $1,398,165 or 49% of net sales, respectively. Total operating expenses were $2,853,754 or 44% of net sales for the six-month period ended June 30, 2000, compared to $2,827,620 or 46% for the corresponding period of 1999. General and administrative expenses and research and development expenses were relatively constant between periods. Marketing and selling expenses increased in the three-month period ended June 30, 2000 due primarily to higher commission expenses paid on higher sales, higher advertising costs related to new products, and higher convention expenses related to the Supercom convention in April 2000, but decreased as a percentage of sales. For the six-month periods ended June 30, 2000 and 1999, marketing and selling expenses remained relatively constant.

Net other expenses were $11,970 for the six-month period ended June 30, 2000, compared to net other income of $1,888 for the corresponding six-month period of 1999. The increase between periods of net other expenses was primarily due to more interest expense incurred for bank borrowings during the 2000 six-month period and higher interest income earned from investing Company funds in the 1999 six-month period.

For the three-month periods ended June 30, 2000 and 1999, net earnings were $217,500 and $23,965, respectively. Higher net earnings for the 2000 quarter were due to higher sales, higher gross margins, and a lower effective tax rate, partially offset by higher marketing and selling costs. Net earnings for the six-month period ended June 30, 2000 were $294,178 compared to net earnings of $201,823 for the corresponding 1999 period. Higher earnings in the 2000 six-month period were due to higher sales and a lower effective tax rate, partially offset by lower gross margins. The lower effective tax rate in the 2000 periods was due to the use of net operating loss carryforwards from prior years to offset current year income tax expenses, and a reduction of the valuation reserve relating to the utilized net operating loss carryforwards.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

LIQUIDITY AND SOURCES OF CAPITAL

Working capital was $2,709,438 as of June 30, 2000, compared to $2,300,359 at December 31, 1999. The increase in working capital was due primarily to net earnings, partially offset by expenditures made for capital equipment. Cash used in operating activities was $61,550 for the six-month period ended June 30, 2000, compared to cash provided by operating activities of $1,150,965 for the corresponding 1999 six-month period. The cash used in operating activities in the 2000 period was due primarily to an increase in accounts receivable, partially offset by net earnings and refunds of income taxes. The significant increase in accounts receivable was due to the timing of sales in June 2000 that were not yet due or paid as of June 30, 2000. Cash provided by operating activities in the 1999 six-month period was due primarily to net earnings and a large decrease in accounts receivable, partially offset by an increase in inventories. The large decrease in accounts receivable in the 1999 six-month period was due to large sales in the fourth quarter of 1998 that were paid in early 1999.

For the six-month period ended June 30, 2000, cash provided by net earnings and an increase in accounts payable and accrued expenses was used to finance an increase in accounts receivable and purchases of capital equipment. For the 1999 six-month period, cash provided by net earnings and a decrease in accounts receivable was used for repayment of bank borrowings, payment of dividends, purchases of capital equipment, and increases in inventories.

As of June 30, 2000, the Company had borrowings of $240,000 on its available $3,500,000 revolving credit facility. The revolving credit facility expired on June 30, 2000 and was renewed on July 1, 2000 with a new $4,000,000 credit facility that expires on June 30, 2003.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits

                            Exhibit 10.11    Sixth Amendment to Credit Agreement
                            Exhibit 11       Computation of Earnings Per Share
                            Exhibit 27       Financial Data Schedule

             (b)   Reports on Form 8-K

                            The Company filed a Current Report on Form 8-K dated June 30, 2000, pertaining to its change in certifying accountant.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ELECTRONIC TELE-COMMUNICATIONS, INC.



                                               /s/ Dean W. Danner
                                            -------------------------------
                                                   Dean W. Danner
                                                   President and
                                            Chief Executive Officer



                                               /s/ Jeffrey M. Nigl
                                            -------------------------------
                                                   Jeffrey M. Nigl
                                            Vice President, Chief Financial
                                            Officer, Treasurer and Principal
                                                    Accounting Officer
Date: August 7, 2000