Form 10-Q
period 2000-09-30
ELECTRONIC TELE COMMUNICATIONS INC
filed 2000-11-17
CIK 773547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                     For the Period ended September 30, 2000

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


As of October 31, 2000, there were outstanding 2,009,149 shares of Class A common stock and 499,998 shares of Class B common stock. The Class B common stock, 87.9% of which is owned by affiliates, is the only voting stock. The Class B common stock is not traded on an exchange.

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


                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2000 and December 31, 1999



                                                                    (UNAUDITED)         (Note 1)
                                                                   SEPTEMBER 30       December 31
                                                                       2000               1999
                                                                -------------------------------------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $   97,151        $  307,652
  Trade accounts receivable, net                                      660,352           873,423
  Inventories (Note 2)                                              1,780,118         1,574,413
  Net investment in installment sales contracts                       371,216           288,925
  Refundable income taxes                                                --              73,097
  Prepaid expenses and other current assets                           112,577           127,905
                                                                   ----------        ----------
    Total current assets                                            3,021,414         3,245,415

PROPERTY, PLANT AND EQUIPMENT, NET                                  1,409,117         1,460,281
NET INVESTMENT IN INSTALLMENT SALES CONTRACTS                       1,068,518         1,122,842
EXCESS COST OVER NET ASSETS ACQUIRED                                  828,424           851,137
                                                                   ----------        ----------

Total Assets                                                       $6,327,473        $6,679,675
                                                                   ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving credit facility                                        $   90,000        $  200,000
  Accounts payable                                                    131,755           120,892
  Accrued expenses                                                    650,909           534,837
  Income taxes payable                                                 13,095              --
  Deferred revenue                                                    127,855            89,327
                                                                   ----------        ----------
    Total current liabilities                                       1,013,614           945,056

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000 shares, none issued              --                --
  Class A common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 2,009,149 shares
    in 2000 and 2,008,949 shares in 1999                               20,091            20,089
  Class B common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 499,998 shares               5,000             5,000
  Additional paid-in capital                                        3,335,647         3,335,349
  Retained earnings                                                 1,953,121         2,374,181
                                                                   ----------        ----------
    Total stockholders' equity                                      5,313,859         5,734,619
                                                                   ----------        ----------

Total Liabilities and Stockholders' Equity                         $6,327,473        $6,679,675
                                                                   ==========        ==========




The accompanying notes are an integral part of these consolidated financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE-MONTH AND NINE-MONTH PERIODS ENDED
                    SEPTEMBER 30, 2000 AND 1999 - (UNAUDITED)



                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 SEPTEMBER 30                 SEPTEMBER 30
                                                       -----------------------------  -----------------------------
                                                            2000            1999          2000             1999
                                                       -----------------------------  -----------------------------

NET SALES                                              $ 1,575,630      $ 2,888,497   $ 8,041,410      $ 9,032,850

COST OF PRODUCTS SOLD                                      923,227        1,447,817     4,185,205        4,482,615
                                                       -----------------------------  -----------------------------

GROSS PROFIT                                               652,403        1,440,680     3,856,205        4,550,235

OPERATING EXPENSES:
  General and administrative                               349,906          323,130       994,422          975,683
  Marketing and selling                                    559,607          567,807     1,889,439        1,884,922
  Research and development                                 493,335          404,252     1,372,741        1,262,204
                                                       -----------------------------  -----------------------------
                                                         1,402,848        1,295,189     4,256,602        4,122,809
                                                       -----------------------------  -----------------------------

EARNINGS (LOSS) FROM OPERATIONS                           (750,445)         145,491      (400,397)         427,426

OTHER INCOME (EXPENSE):
  Interest expense                                          (5,693)               -       (17,663)          (1,283)
  Interest and dividend income                                   -               39             -            3,210
                                                       -----------------------------  -----------------------------
                                                            (5,693)              39       (17,663)           1,927
                                                       -----------------------------  -----------------------------

EARNINGS (LOSS) BEFORE INCOME TAXES                       (756,138)         145,530      (418,060)         429,353

  Income taxes (benefit)                                   (40,900)          49,400         3,000          131,400

                                                       -----------------------------  -----------------------------
NET EARNINGS (LOSS)                                    $  (715,238)     $    96,130   $  (421,060)     $   297,953
                                                       =============================  =============================

BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE:
  Class A common                                       $     (0.29)     $      0.05   $     (0.17)     $      0.13
  Class B common                                       $     (0.29)     $      0.01   $     (0.17)     $      0.05


The accompanying notes are an integral part of these consolidated financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 - (UNAUDITED)


                                                                           NINE MONTHS ENDED SEPTEMBER 30
                                                                         ----------------------------------
                                                                              2000                1999
                                                                         ----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                    $   (421,060)       $     297,953
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                           253,684              293,336
      Deferred income taxes                                                         -               32,894
      (Gain) loss from sale of equipment                                         (235)                 455
        Changes in operating assets and liabilities:
          Accounts receivable                                                 213,071            1,244,822
          Inventories                                                        (205,705)            (161,392)
          Net investment in installment sales contracts                       (27,967)            (462,282)
          Prepaid expenses and other assets                                    15,328               51,451
          Accounts payable and accrued expenses                               126,935             (123,076)
          Income taxes                                                         86,192              (45,301)
          Deferred revenue                                                     38,528              (50,199)
                                                                         ---------------------------------
            Total adjustments                                                 499,831              780,708
                                                                         ---------------------------------
        Net cash provided by (used in) operating activities                    78,771            1,078,661
                                                                         ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                       (179,572)            (159,599)
                                                                         ----------------------------------
        Net cash provided by (used in) investing activities                  (179,572)            (159,599)
                                                                         ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) borrowings on revolving credit facility, net                    (110,000)          (1,300,000)
  Dividends paid                                                                    -             (160,716)
  Proceeds from issuance of common stock                                          300                    -
                                                                         ---------------------------------
        Net cash provided by (used in) financing activities                  (109,700)          (1,460,716)
                                                                         ---------------------------------

Net increase (decrease) in cash and cash equivalents                         (210,501)            (541,654)

Cash and cash equivalents at beginning of year                                307,652              848,087

                                                                         ---------------------------------
Cash and cash equivalents at end of period                               $     97,151        $     306,433
                                                                         =================================

Supplemental disclosures of cash flow information:
  Cash received from income tax refunds                                  $    141,000        $           -
  Cash paid for income taxes                                                   57,883              146,595
  Cash paid for interest expense                                               17,481                8,027


The accompanying notes are an integral part of these consolidated financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2000 - (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

2. INVENTORIES

Inventories consisted of the following:



                                                      SEPTEMBER 30      DECEMBER 31
                                                          2000             1999
                                                    ----------------  ---------------

         Raw materials and supplies                  $    492,884      $    577,456
         Work-in-process and finished goods             1,018,454           714,119
         Maintenance and demo parts                       394,876           410,498
         Reserve for obsolescence                        (126,096)         (127,660)
                                                     -------------     -------------

         Total inventories                           $  1,780,118      $  1,574,413
                                                     =============     =============

3. REVOLVING CREDIT FACILITY

The Company has a Credit Agreement with a bank which is secured by listing certain assets of the Company as collateral. The provisions of the credit agreement restrict security interests in the Company's assets, require maintenance of minimum current ratios, tangible net worth, net earnings, debt ratios, and limit capital expenditures and restricted payments. The credit agreement expires on June 30, 2003, at which time any outstanding balances are due. As of September 30, 2000, the Company had borrowings of $90,000 on the revolving credit facility.

On November 14, 2000, the credit agreement was amended to establish the maximum borrowing available under the agreement. The new borrowing limit is calculated by applying certain percentages to the Company's qualified accounts receivable, inventories, and fixed assets. Applying the amended calculation, the maximum borrowing available as of September 30, 2000 would have been approximately $2,900,000. The previous maximum borrowing available under the agreement was $4,000,000.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales were $1,575,630 and $2,888,497 for the three-month periods ended September 30, 2000 and 1999, respectively. Net sales for the nine-month period ended September 30, 2000, were $8,041,410, compared to $9,032,850 for the corresponding period of 1999. The decrease in net sales for the three-month period ended September 30, 2000, was due to a shortfall in sales of our DNA product line to competitive local exchange carriers (CLECs), which were significant customers of ETC during the first half of the year. The CLECs have been delaying their purchasing decisions due to the current turmoil caused by acquisitions and consolidation within their industry. The decrease in sales for the nine-month period of 2000 was due to the same reason as the three-month period, partially offset by stronger sales to the CLECs during the first six months of the year. Revenues from sales of the Company's interactive voice information systems, which includes the DNA product line, were $5,047,457 or 63% of net sales, and $5,357,181 or 59% of net sales, for the nine-month periods ended September 30, 2000 and 1999, respectively. Revenues from operating leases, installment sales contracts, and services were fairly consistent between periods at $2,690,268 or 33% of net sales for the 2000 nine-month period, compared to $2,726,255 or 30% of net sales for the corresponding 1999 nine-month period. Product pricing for the Company's equipment remained relatively constant between periods, and inflation did not have a material impact on revenues.

For the three-month periods ended September 30, 2000 and 1999, the gross profit percentage was 41% and 50%, respectively. Gross profit as a percentage of net sales for the nine-month periods ended September 30, 2000 and 1999, were 48% and 50%, respectively. The decrease in gross profit percentage in the 2000 periods was due primarily to the effect of spreading fixed manufacturing costs over lower sales volume.

For the three-month periods ended September 30, 2000 and 1999, total operating expenses were $1,402,848 or 89% of net sales, and $1,295,189 or 45% of net sales, respectively. Total operating expenses were $4,256,602 or 53% of net sales for the nine-month period ended September 30, 2000, compared to $4,122,809 or 46% for the corresponding period of 1999. Total operating expenses increased as a percentage of sales due to the spreading of fixed costs over a smaller sales base. General and administrative expenses and marketing and selling expenses were relatively constant between periods. Research and development expenses increased in the three-month and nine-month periods ended September 30, 2000, due primarily to increased costs related to new product certification, and higher salaries and benefits related to full staffing of the engineering department.

Net other expenses were $17,663 for the nine-month period ended September 30, 2000, compared to net other income of $1,927 for the corresponding nine-month period of 1999. The increase between periods of net other expenses was primarily due to more interest expense incurred for bank borrowings during the 2000 nine-month period and higher interest income earned from investing Company funds in the 1999 nine-month period.

For the three-month period ended September 30, 2000, net loss was $715,238 compared to net earnings of $96,130 for the comparable period of 1999. Net loss for the nine-month period ended September 30, 2000 was $421,060 compared to net earnings of $297,953 for the corresponding 1999 period. The net loss for the 2000 periods was due to lower sales, lower gross margins, higher research and development expenses, and a lower effective tax benefit rate.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)
LIQUIDITY AND SOURCES OF CAPITAL

Working capital was $2,007,800 as of September 30, 2000, compared to $2,300,359 at December 31, 1999. The decrease in working capital was due primarily to the net loss and expenditures made for capital equipment. Cash provided by operating activities was $78,771 for the nine-month period ended September 30, 2000, compared to $1,078,661 for the corresponding 1999 nine-month period. The cash provided by operating activities in the 2000 period was due primarily to a decrease in accounts receivable and an increase in accounts payable and accrued expenses, mostly offset by the net loss. Cash provided by operating activities in the 1999 nine-month period was due primarily to net earnings and a large decrease in accounts receivable, partially offset by an increase in inventories and an increase in installment sales contracts. The large decrease in accounts receivable in the 1999 nine-month period was due to large sales in the fourth quarter of 1998 that were paid in early 1999.

For the nine-month period ended September 30, 2000, cash provided by decreased accounts receivable and increased accounts payable and accrued expenses was used to finance an increase in inventories, purchases of capital equipment, and repayment of bank borrowings. For the 1999 nine-month period, cash provided by net earnings and a decrease in accounts receivable was used for repayment of bank borrowings, payment of dividends, purchases of capital equipment, investment in installment sales contracts, and increases in inventories.

As of September 30, 2000, the Company had borrowings of $90,000 on its available revolving credit facility. The revolving credit facility expires on June 30, 2003.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits

                            Exhibit 10.12  Seventh Amendment to Credit Agreement
                            Exhibit 11     Computation of Earnings Per Share
                            Exhibit 27     Financial Data Schedule

             (b)   Reports on Form 8-K

                            The Company filed a Current Report on Form 8-K dated September 25, 2000, pertaining to its change in certifying accountant.



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

                                            ELECTRONIC TELE-COMMUNICATIONS, INC.



                                                    /s/ Dean W. Danner
                                            -----------------------------------
                                                        Dean W. Danner
                                                          President and
                                                   Chief Executive Officer



                                                    /s/ Jeffrey M. Nigl
                                            -----------------------------------
                                                        Jeffrey M. Nigl
                                                Vice President, Chief Financial
                                               Officer, Treasurer and Principal
                                                      Accounting Officer
       Date: November 15, 2000