Form 10-K
period 2000-12-31
ELECTRONIC TELE COMMUNICATIONS INC
filed 2001-03-27
CIK 773547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                      For the year ended December 31, 2000

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
             For the transition period from            to
                                            ----------    ----------
                         Commission File Number 0-13981

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

              Wisconsin                                   39-1357760
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)

      1915 MacArthur Road       Waukesha, Wisconsin              53188
        (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (262) 542-5600

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of March 1, 2001 was $977,000. As of March 1, 2001, there were outstanding 2,009,149 shares of Class A common stock and 499,998 shares of Class B common stock. The Class B common stock is the only voting stock. 87.9% of the Class B common stock is owned by affiliates. There is no market for the Class B common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV incorporate by reference portions of Electronic
Tele-Communications' 2000 Annual Report to Shareholders. Part IV incorporates by reference certain exhibits previously filed with Electronic Tele-Communications' S-1 Registration Statement (No. 2-99175) dated July 24, 1985, and subsequent reports under the Securities Exchange Act of 1934.


                                     PART I

ITEM 1. BUSINESS

(a) General Development of Business

Electronic Tele-Communications, Inc. ("ETC") is a Wisconsin corporation, incorporated in 1980. The Company designs, manufactures, and markets digital voice information platforms and related services for the telecommunications industry. Substantially all of the Company's products are proprietary and have been developed since 1989. Research and development activities have been and will continue to be important to the development of new products and markets.

ETC has executive offices, manufacturing, engineering, technical services, marketing, and a regional sales office in Waukesha, Wisconsin. In addition, engineering, technical services, and a regional sales office are located in Norcross, Georgia, and technical services and a regional sales office are located in Pleasanton, California. ETC also has two sales representatives in other locations in the United States.

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

The Company designs printed circuit boards for use in its systems using computer aided design equipment. This equipment permits the design of complex multi-layered printed circuit boards. Printed circuit boards, when equipped with the electronic components required to perform specified functions, are called cards. The electronic components include computer memory chips, microprocessors, integrated circuits, resistors, capacitors, transformers, and switches.

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

New product development and product improvements are significant to ETC's business. The Company spent approximately $1,811,000, $1,654,000, and $1,752,000 in 2000, 1999, and 1998, respectively, on research and development activities, all of which were exclusively Company sponsored and supported.

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

PRODUCTS

  Interactive Voice Platforms

The Company produces Digicept(R) Digital Network Application ("DNA") Modules, the Digicept(R) 2000, and the Audichron(R) System 3 and System 3 Jr. Additionally, in the year 2000, production began on the Company's newest voice platform, Digicept Emcee(TM). The Emcee is a scalable, open-system network peripheral designed to meet the needs of advanced networks by offering revenue generating, custom, and enhanced services for both circuit and packet-switched networks. Together, these products constitute a comprehensive line of interactive voice platforms, providing multi-message, user-selectable voice announcements. All five systems feature Automatic Intercept Service, Changed Number Announcement and Automatic Number Announcement. These applications intercept erroneously dialed numbers, informing the caller of changed numbers or other dialing instructions. Each system also provides prompts and messages in support of enhanced telephone services, providing instructions for custom calling services and automated pay phone operation. In addition, the interactive voice platforms may be used to provide user selectable information regarding entertainment or transportation schedules, medical, financial and insurance data, news and sports updates, and other public information.

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

Audichron Zephyr(TM), which began production in 2000, provides basic time/weather/temperature functionality in a low-cost, solid-state platform.

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

SERVICES

  Leasing Services

The Company leases announcement systems in the United States and internationally. These systems form the USA TIME(R) network of time/weather/temperature announcers. These systems primarily serve financial institutions and telephone companies.

  Recording Services

A professional staff is available from ETC's recording studio in Norcross, Georgia to provide high quality recordings of commercial announcements and customized messages in a variety of formats. These announcements include interactive system vocabularies, call processing system prompts, information-on-hold announcements and commercial announcements for telemedia. Recordings may be provided on cassette or reel-to-reel tapes, or may be digitized and stored on floppy diskettes, CD's, or delivered via the Internet.

  Meteorological Services

A staff of degreed meteorologists, using state-of-the-art information services and equipment, update weather forecasts from ETC's weather center in Norcross, Georgia. A rigid quality control program ensures that forecasts are accurate and timely. These forecasts serve approximately 500 USA TIME sites, and are downloaded to the Company's time/weather/temperature systems via the telephone network, using computer-generated calling. Additionally, all maintenance, call rate reports, promotional messages, time adjustment and daylight savings time changes are provided remotely from the weather center.

  Technical Services

The Company offers equipment installation, training, and 24-hour technical support of its various products. Maintenance and installation services include customer premise support and software and documentation updates. Classes are held in ETC's training centers and at customer sites to instruct employees and customers on the operation and use of ETC's products. Technical bulletins and software updates are also available from the Company's World Wide Web site.

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

SALES, MARKETING AND CUSTOMERS

ETC's manufactured products are marketed primarily through Company sales personnel, with approximately 9% being sold through independent distributors and telecommunications dealers. Sales and leases of the Company's time/weather/temperature machines and related information update services are through the Company's sales personnel. Approximately 95% of the Company's 2000 sales were in the United States, and 5% were to international customers.

During 2000, ETC's products and related services were sold and leased to approximately 1,139 customers, primarily operating telephone companies, competitive local exchange carriers ("CLECs"), telephone original equipment manufactures ("OEMs"), telecommunication dealers, telephone service providers, financial institutions, and other businesses.

ETC engages in direct advertising through trade publications, direct mail communications, and the Company's World Wide Web site (http://www.etcia.com). The Company participates in a number of trade shows each year and is a member of many national and state telephone associations. The Company's marketing staff is headquartered in Waukesha, Wisconsin. In addition regional sales offices are located in Waukesha, Wisconsin, Norcross, Georgia, and Pleasanton, California, and two sales representatives are at other locations in the United States. Technical service departments exist within all three regional sales offices to provide assistance with customer questions and custom application requirements.

BACKLOG

As of December 31, 2000, the amount of the Company's backlog orders believed to be firm was $608,000. This compares with $64,000 of backlog orders as of December 31, 1999. The large increase in the 2000 backlog was due to the timing of a large order at the end of 2000, and the unusually low 1999 backlog attributed to a slowdown of customer purchases because of Y2K. One customer comprised 66% of the 2000 backlog. Two customers comprised 23% and 10%, respectively, of the 1999 backlog. The Company typically experiences variations in product sales that have no seasonal pattern and are caused by the timing of major equipment purchases by the operating telephone companies, CLECs and OEMs.

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

EMPLOYEES

As of December 31, 2000, ETC employed 117 persons. Approximately 23% of the Company's employees are engaged in research and development, 19% in sales and marketing, 13% in management and office support, 21% in service and support, and 24% in manufacturing. The Company has never experienced a work stoppage due to a labor dispute, is not a party to any labor contract, and considers its relations with employees to be excellent. The Company believes that there is an adequate supply of professional and manufacturing personnel available in the metropolitan areas where it has facilities to meet its anticipated personnel requirements.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The information in Note 14 on page 21 in ETC's 2000 Annual Report to Shareholders is incorporated herein by reference.

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

The Company leases 12,736 square feet in an office building located in Norcross, Georgia. This facility includes a regional sales office, engineering, technical services, information systems, and accounting. The lease expires in the year 2005, with an option to extend to 2010. The property is modern and well maintained.

The Company leases 2,249 square feet in an office building in Pleasanton, California. The lease expires in the year 2005, with an option to extend to 2010. This facility contains a regional sales office and technical services. The Company believes that its equipment and facilities at its California location are modern, well maintained, and adequate for its anticipated needs. The company also leases 6,052 square feet in Pleasanton, California. The Company has subleased this property through the end of its lease which expires in 2004.

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

For the market prices of common stock, see the caption "Quarterly Financial Data" on page 23 in ETC's 2000 Annual Report to Shareholders incorporated herein by reference.

(b) Holders
As of March 1, 2001, there were approximately 1,100 shareholders of record and beneficial shareholders owning Class A common stock and eight shareholders of record of Class B common stock.

(c) Dividends
For 2000, the Company did not pay a cash dividend. For 1999, the Company paid a cash dividend of $.08 per share of Class A common stock.

ITEM 6. SELECTED FINANCIAL DATA.

The information under the caption "Five Year Review of Selected Financial Data" on page 22 in ETC's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information on pages 6 through 9 in ETC's 2000 Annual Report to Shareholders is incorporated herein by reference.

The Company may from time to time make statements that could be considered "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. These "forward-looking" statements are provided in compliance with the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995.

The Company wishes to caution readers that the following factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results during 2001 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

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

         Acquisitions

The Company has in the past made acquisitions of other companies. The extent to which the Company makes acquisitions and the profitability of the companies it acquires may impact the Company's overall profitability.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information on pages 9 through 23 in ETC's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Reports of the change in our independent accountants and the appointment of new independent accountants were previously reported in a Form 8-K dated June 30, 2000, and a Form 8-K dated September 25, 2000. Item 304(b) of Regulation S-K is not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Directors and executive officers of the Company are as follows:



            NAME                   AGE                TITLE
            ----                   ---                -----

      George W. Danner             81           Chairman of the Board
                                                  and Director
      Dean W. Danner               50           President, Chief Executive
                                                  Officer and Director
      Bonita M. Danner             49           Vice President Engineering
                                                  and Director
      Hazel Danner                 80           Corporate Secretary
                                                  and Director
      Jeffrey M. Nigl              42           Vice President, Treasurer
                                                  and Chief Financial Officer
      Robert R. Spiering           56           Vice President Tech Services
      Joseph A. Voight, Jr.        50           Vice President Sales
      Joanne B. Huelsman           62           Director
      A. William Huelsman          63           Director
      Peter J. Lettenberger        63           Director
      Richard A. Gabriel           68           Director
      R.W. Johnny Johns            52           Director



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

HAZEL DANNER - Ms. Danner has served as a Director of the Company and has been employed as its Director of Human Resources since its incorporation in 1980. She was elected Corporate Secretary in 1983.

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

R.W. JOHNNY JOHNS - Mr. Johns was elected to the Board of Directors of the Company in May 2000. He is also a member of the Company's Audit Committee. Mr. Johns is Manager-Strategic Accounts of Verizon Logistics in Atlanta, Georgia since 1997. Prior thereto he was Vice President Sales of ETC since

May 1995, and Vice President and General Manger of the Company's Atlanta operations since May 1989. Prior thereto Mr. Johns was employed by The Audichron Company of Atlanta, Georgia for 17 years.

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

                           SUMMARY COMPENSATION TABLE

                                                                      Long-Term
                                   Annual Compensation               Compensation
                                   -------------------               ------------
    (a)                 (b)          (c)          (d)                      (g)          (i)
                                                                      Securities
    Name                                                                Under-     All Other
    and                                                                 lying       Compen-
  Principal                                                            Options/     sation
  Position             Year         Salary($)    Bonus($)               SARs(#)       ($)
--------------------------------------------------------------------------------------------


Dean W. Danner         2000         137,300                               4,000      5,300(1)
  President and        1999         135,500                                          5,200(1)
  CEO                  1998         132,000       7,100                              5,300(1)

Joseph A. Voight, Jr.   (3)
  Vice President       2000         101,800                               2,000      1,600(2)
  Sales                1999          32,300                               5,000


----------------------------

(1) Consists of directors' fees of $2,500 in each year, with the remainder being Company matching contributions pursuant to the Company's 401(k) retirement savings plan.
(2) Consists of Company matching contributions pursuant to the Company's 401(k) retirement savings plan.
(3)      Mr. Voight was hired by the Company in August 1999.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information concerning options/SARs granted during 2000 to the named executives:


                                                                                Potential
                                                                               Realizable
                                                                            Value at Assumed
                                                                               Annual Rates
                                                                            of Stock Price
                                                                               Appreciation
                                     Individual Grants                       for Option Term
-------------------------------------------------------------------------------------------------
    (a)                      (b)           (c)          (d)       (e)        (f)      (g)
                                        % of Total
                          Number of    Options/SARs
                          Securities    Granted to   Exercise
                          Underlying   Employees      or Base
                         Options/SARs  in Fiscal      Price    Expiration
   Name                   Granted(#)     Year       ($/Share)     Date      5%($)    10%($)
-------------------------------------------------------------------------------------------------

Dean W. Danner             4,000          3.03%       2.687      5/5/2010   6,800   17,100

Joseph A. Voight, Jr.
                           2,000          1.52%       2.687      5/5/2010   3,400    8,600



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

AGGREGATED OPTIONS/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

The following table summarizes options and SARs exercised during 2000 and the value of unexercised options and SARs held by the named executives at fiscal year-end:



      (a)                     (b)          (c)              (d)                (e)
                                                         Number of
                                                         Securities
                                                         Underlying
                                                         Unexercised       In-the-Money
                                                        Options/SARs       Options/SARs
                             Shares                       at Fiscal          at Fiscal
                            Acquired      Value          Year-End(#)        Year-End($)
                           on Exercise   Realized      Exercisable(E)/    Exercisable(E)/
     Name                      (#)         ($)        Unexercisable(U)   Unexercisable(U)
------------------------------------------------------------------------------------------

Dean W. Danner                  0           0            6,000(E)               0(E)
                                                         4,000(U)               0(U)

Joseph A. Voight, Jr.
                                0           0            1,000(E)               0(E)
                                                         6,000(U)               0(U)


The Company does not have any information to report and has therefore omitted disclosures related to S-B Item 402(e) Long-Term Incentive Plan ("LTIP") Awards Table; S-B Item 402(h) Employment Contracts and Termination of Employment and Change in Control Arrangements; and S-B Item 402(i) Report on Repricing of Options/SARs.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of each class of the Company's Common Stock by each Director, Executive Officer, or person known by the Company to own beneficially more than 5% of either class of Common Stock, and all Directors and Executive Officers as a group as of February 2, 2001:

                      Class A Common Stock(1)        Class B Common Stock(1)
                   ---------------------------     --------------------------
                       Shares       Percentage         Shares      Percentage
                    Beneficially    of Shares       Beneficially   of Shares
                       Owned       Outstanding         Owned      Outstanding
                   -------------   -----------     -------------  -----------

Hazel Danner            196,951(3)      9.9%            75,048        15.0%
Bonita M. Danner        173,301(3)      8.6%            75,048        15.0%
Dean W. Danner          177,087(3)      8.8%            71,461        14.3%
George W. Danner        173,837         8.7%            71,461        14.3%
Joanne B. Huelsman      139,801         7.0%            75,048        15.0%
A. William Huelsman     114,187         5.7%            71,461        14.3%
Georgia Barre(2)        104,959         5.2%            41,984         8.4%
Peter J. Lettenberger       500         0.0%               -           0.0%
Richard Gabriel           5,500(3)      0.3%               -           0.0%
All Executive Officers
  and Directors as a
  group (12 persons)    989,374(3)     49.2%           439,527        87.9%


---------------------
         (1) George W. Danner and Hazel Danner are the parents of Dean W. Danner (the husband of Bonita M. Danner). A. William Huelsman is the husband of Joanne B. Huelsman. All spouses disclaim beneficial ownership of one another's shares, and the owners hold the shares directly and have sole voting and investment power over the shares beneficially held, except that Bonita M. and Dean W. Danner share voting and investment power with respect to 10,200 shares of Class A Common Stock owned by their children.

         (2) Georgia Barre is not an officer or director of the Company.

         (3) Class A common shares beneficially owned include the right to acquire shares of Class A common stock upon exercise of stock options as follows: Hazel Danner, 1,000 shares; Bonita Danner, 2,000 shares; Dean Danner, 6,000 shares; and Richard Gabriel, 5,000 shares. Shares beneficially owned by all executive officers and directors as a group include three additional officers with the right to acquire a total of 15,600 shares of Class A common stock upon exercise of stock options.

The address for Bonita M. Danner, Hazel B. Danner, George W. Danner, and Dean W. Danner is 1915 MacArthur Road, Waukesha, WI 53188. The address for Joanne B. Huelsman is 235 West Broadway, Suite 30, Waukesha, WI 53186. The address for A. William Huelsman is 235 West Broadway, Suite 40, Waukesha, WI 53186. The address for Georgia Barre is 1110 Belmont Drive, Waukesha, WI 53186. The address for Peter J. Lettenberger is 411 East Wisconsin Avenue, Milwaukee, WI 53202-4497. The address for Richard Gabriel is 7034 Langley Place, University Park, FL 34201.

All of the outstanding Class B common stock is subject to a cross purchase agreement among the owners thereof (the "Parties") pursuant to which the shares generally may not be transferred except to a spouse, descendant or certain other permitted transferees unless they have first been offered to the other Parties.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE - R.W. Johnny Johns became a Director of the Company on May 5, 2000. His initial Form 3 was filed on May 19, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this report:

         1.       Financial statements

                  The Financial Statements, Notes to Financial Statements, Independent Auditors' Report, Five Year Review, and Quarterly Financial Data on pages 9 through 23 in ETC's 2000 Annual Report to Shareholders are incorporated herein by reference.

         2.       Financial statement schedules



       SCHEDULE                                                                        PAGE
        NUMBER                 DESCRIPTION                                            NUMBER
        ------                 -----------                                            ------

         II       Valuation and Qualifying Accounts                                      20

                  The Independent Auditors' Report on Financial Statement
                  Schedules appears in Exhibit 23.1 of this report.

                  All other financial statement schedules are omitted as they are not required, or the required information is shown in the Financial Statements and Notes to Financial Statements on pages 9 through 23 in ETC's 2000 Annual Report to Shareholders incorporated herein by reference.

         3.       Exhibits


       EXHIBIT
       NUMBER                  DESCRIPTION
       ------                  -----------
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



       EXHIBIT
       NUMBER                     DESCRIPTION


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

       10.11 Sixth Amendment to Credit Agreement dated as of June 30, 2000, by and between Electronic Tele-Communications, Inc. and Bank One, Wisconsin was filed as Exhibit 10.11 to the June 30, 2000 Form 10-Q and is incorporated herein by reference.

       EXHIBIT
       NUMBER                     DESCRIPTION



       10.12 Seventh Amendment to Credit Agreement dated as of November 14, 2000, by and between Electronic Tele-Communications, Inc. and Bank One, Wisconsin was filed as Exhibit 10.12 to the September 30, 2000 Form 10-Q and is incorporated herein by reference.

       10.13 Eighth Amendment to Credit Agreement dated as of February 15, 2000, by and between Electronic Tele-Communications, Inc. and Bank One, Wisconsin.

       10.14 Promissory Note Modification Agreement dated as of November 15, 2000, by and between Electronic Tele-Communications, Inc. and Bank One, Wisconsin.

       13         2000 Annual Report to Shareholders.

       23.1       Consent of Wipfli Ullrich Bertelson LLP, Independent Auditors.

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

                                          ELECTRONIC TELE-COMMUNICATIONS, INC.



                                          By:     /s/ Dean W. Danner
                                             ---------------------------------
                                                      Dean W. Danner
                                                      President and
    Date: March 21, 2001                          Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



            SIGNATURE                      CAPACITY                 DATE


      /s/  Dean W. Danner           President, Chief Executive  March 21, 2001
--------------------------------         Officer and Director
           Dean W. Danner

      /s/  Jeffrey M. Nigl          Vice President, Treasurer,  March 21, 2001
--------------------------------     Chief Financial Officer,
           Jeffrey M. Nigl           and Principal Accounting
                                     Officer

      /s/  Bonita M. Danner         Vice President Engineering  March 21, 2001
--------------------------------           and Director
           Bonita M. Danner

      /s/  Hazel Danner             Secretary and Director      March 21, 2001
--------------------------------
           Hazel Danner

      /s/  George W. Danner         Director                    March 21, 2001
--------------------------------
           George W. Danner

      /s/  Joanne B. Huelsman       Director                    March 21, 2001
--------------------------------
           Joanne B. Huelsman

      /s/  A. William Huelsman      Director                    March 21, 2001
--------------------------------
           A. William Huelsman

      /s/  Peter J. Lettenberger    Director                    March 21, 2001
--------------------------------
           Peter J. Lettenberger

      /s/  Richard A. Gabriel       Director                    March 21, 2001
--------------------------------
           Richard A. Gabriel

      /s/  R.W. Johnny Johns        Director                    March 21, 2001
--------------------------------
           R.W. Johnny Johns

Schedule II

                      ELECTRONIC TELE-COMMUNICATIONS, INC.


                        VALUATION AND QUALIFYING ACCOUNTS
                       Three Years Ended December 31, 2000


                                        Charge
                                       (Credit)
                        Balance at     to Costs                 Balance
                        Beginning        and                    at End
     Description        of Period      Expenses   Deductions   of Period
     -----------        ---------      --------   ----------   ---------

Allowance for
 Doubtful Accounts:

Year Ended
  December 31, 1998      $121,500     $ 47,600    $ 61,900     $107,200

Year Ended
  December 31, 1999      $107,200     $ (8,000)   $ 16,500     $ 82,700

Year Ended
  December 31, 2000      $ 82,700     $ 16,800    $ 51,300     $ 48,200

Allowance for
 Inventory Obsolescence:

Year Ended
  December 31, 1998      $173,272     $ 70,000    $ 98,012     $145,260

Year Ended
  December 31, 1999      $145,260     $ 44,210    $ 61,810     $127,660

Year Ended
  December 31, 2000      $127,660     $ 91,500    $ 67,432     $151,728

