Form 10-Q
period 2001-03-31
ELECTRONIC TELE COMMUNICATIONS INC
filed 2001-05-11
CIK 773547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                       For the Period ended March 31, 2001

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

As of May 1, 2001, there were outstanding 2,009,149 shares of Class A common stock and 499,998 shares of Class B common stock. The Class B common stock, 87.9% of which is owned by affiliates, is the only voting stock. The Class B common stock is not traded on an exchange.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.

                                      INDEX
                                                                            Page

PART I   Financial Information

         Item 1.  Financial Statements

                  Balance Sheets ..............................................2

                  Statements of Operations ....................................3

                  Statements of Cash Flows ....................................4

                  Notes to Financial Statements ...............................5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations .................................6

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..8

PART II  Other Information

         Item 3.  Defaults Upon Senior Securities .............................8

         Item 4.  Submission of Matters to a Vote of Security Holders .........9

         Item 6.  Exhibits and Reports on Form 8-K ............................9

SIGNATURES ....................................................................9

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                                 BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                                             (UNAUDITED)   (Note 1)
                                                               MARCH 31   December 31
                                                                 2001        2000
                                                            --------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $  103,538   $  242,612
  Trade accounts receivable, net                                 571,109    1,337,084
  Inventories (Note 2)                                         1,762,536    1,526,031
  Net investment in installment sales contracts                  401,022      387,365
  Prepaid expenses and other current assets                      134,944      130,912
                                                              -----------------------
    Total current assets                                       2,973,149    3,624,004

PROPERTY, PLANT AND EQUIPMENT, NET                             1,362,767    1,394,219
NET INVESTMENT IN INSTALLMENT SALES CONTRACTS                    906,768      995,427
EXCESS COST OVER NET ASSETS ACQUIRED                             813,288      820,852
                                                              -----------------------

Total Assets                                                  $6,055,972   $6,834,502
                                                              =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving credit facility                                   $  815,000   $  870,000
  Accounts payable                                                71,725      137,974
  Accrued expenses                                               468,699      504,429
  Income taxes payable                                            62,452       12,606
  Deferred revenue                                               123,122       87,270
                                                              -----------------------
    Total current liabilities                                  1,540,998    1,612,279

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000 shares, none issued            -            -
  Class A common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 2,009,149 shares       20,091       20,091
  Class B common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 499,998 shares          5,000        5,000
  Additional paid-in capital                                   3,335,647    3,335,647
  Retained earnings                                            1,154,236    1,861,485
                                                              -----------------------
    Total stockholders' equity                                 4,514,974    5,222,223
                                                              -----------------------

Total Liabilities and Stockholders' Equity                    $6,055,972   $6,834,502
                                                              =======================

The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
         THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 - (UNAUDITED)

                                          THREE MONTHS ENDED
                                               MARCH 31
                                      --------------------------
                                        2001              2000
                                      --------------------------

NET SALES                             $ 1,671,825    $ 3,096,412

COST OF PRODUCTS SOLD                   1,005,689      1,655,399
                                      --------------------------

GROSS PROFIT                              666,136      1,441,013

OPERATING EXPENSES:
  General and administrative              301,314        339,264
  Marketing and selling                   539,673        571,335
  Research and development                516,829        434,564
                                      --------------------------
                                        1,357,816      1,345,163
                                      --------------------------

EARNINGS (LOSS) FROM OPERATIONS          (691,680)        95,850

OTHER EXPENSE:
  Interest expense                        (14,569)        (7,972)
                                      --------------------------

EARNINGS (LOSS) BEFORE INCOME TAXES      (706,249)        87,878

  Income taxes                              1,000         11,200

                                      --------------------------
NET EARNINGS (LOSS)                   $  (707,249)   $    76,678
                                      ==========================

BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE:
  Class A common                      $     (0.28)   $      0.03
  Class B common                      $     (0.28)   $      0.03


The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
         THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 - (UNAUDITED)


                                                              THREE MONTHS ENDED MARCH 31
                                                              ---------------------------
                                                                 2001           2000
                                                              ---------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                         $  (707,249)   $    76,678
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                75,506         91,835
      Deferred income taxes                                          --           10,200
      (Gain) loss from sale of equipment                             --             (372)
        Changes in operating assets and liabilities:
          Accounts receivable                                     765,975     (1,107,149)
          Inventories                                            (236,505)       351,102
          Net investment in installment sales contracts            75,002          1,586
          Prepaid expenses and other assets                        (4,032)         1,183
          Accounts payable and accrued expenses                  (101,979)        84,141
          Income taxes                                             49,846        139,280
          Deferred revenue                                         35,852         22,389
                                                              --------------------------
            Total adjustments                                     659,665       (405,805)
                                                              --------------------------
        Net cash provided by (used in) operating activities       (47,584)      (329,127)
                                                              --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (36,490)       (47,177)
                                                              --------------------------
       Net cash provided by (used in) investing activities        (36,490)       (47,177)
                                                              --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) borrowings on revolving credit facility, net         (55,000)       260,000
  Proceeds from issuance of common stock                             --              300
                                                              --------------------------
        Net cash provided by (used in) financing activities       (55,000)       260,300
                                                              --------------------------

Net increase (decrease) in cash and cash equivalents             (139,074)      (116,004)

Cash and cash equivalents at beginning of year                    242,612        307,652

                                                              --------------------------
Cash and cash equivalents at end of period                    $   103,538    $   191,648
                                                              ==========================

Supplemental disclosures of cash flow information:
  Cash received from income tax refunds                       $     1,154    $   141,000
  Cash paid for income taxes                                       50,000          2,720
  Cash paid for interest expense                                   17,230          5,420


The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2001 - (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's 2000 Annual Report to Shareholders.

2. INVENTORIES

Inventories consisted of the following:

                                                MARCH 31      December 31
                                                   2001           2000
                                               -----------    -----------

         Raw materials and supplies            $   595,980    $   557,453
         Work-in-process and finished goods      1,033,362        776,630
         Maintenance and demo parts                306,380        343,676
         Reserve for obsolescence                 (173,186)      (151,728)
                                               -----------    -----------

         Total inventories                     $ 1,762,536    $ 1,526,031
                                               ===========    ===========

3. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was later amended by SFAS No. 137 and SFAS No. 138. The Company has adopted the provisions of these standards effective January 1, 2001. Because the Company has not used derivatives in the past and does not expect to do so in the future, the adoption of these standards did not have an effect on it results of operations or financial position, and it is not expected to have an effect in the future.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales were $1,671,825 and $3,096,412 for the three-month periods ended March 31, 2001 and 2000, respectively. The significant decrease in net sales for the three-month period ended March 31, 2001, was due primarily to lower customer demand for the Company's interactive voice information systems. The Company's customers have been severely impacted by slowing economic conditions, especially in the domestic telecommunications industry, where falling stock prices, financial losses, and workforce reductions have adversely impacted customers' buying decisions. Revenues from sales of the Company's interactive voice information systems were $749,494 or 45% of net sales, and $2,087,798 or 67% of net sales, for the three-month periods ended March 31, 2001 and 2000, respectively. Revenues from operating leases, installment sales contracts, and services were $810,183 or 48% of net sales for the 2001 three-month period, which was lower in dollars than $866,247 or 28% of net sales for the corresponding 2000 three-month period. The slight decrease was due primarily to lower lease revenue from the Company's time weather temperature systems. Product pricing for the Company's equipment remained relatively constant between periods, and inflation did not have a material impact on revenues.

For the three-month periods ended March 31, 2001 and 2000, the gross profit percentage was 40% and 47%, respectively. The decrease in gross profit percentage in the 2001 three-month period was due to the effect of spreading fixed manufacturing costs over significantly lower sales volume, and due to accrued severance costs related to staff downsizing in technical services and manufacturing.

For the three-month periods ended March 31, 2001 and 2000, total operating expenses were $1,357,816 or 81% of net sales, and $1,345,163 or 43% of net sales, respectively. General and administrative expenses and sales and marketing expenses decreased in the 2001 quarter due to cost savings programs and lower commissions paid on lower sales volume, but the reduction of these costs lagged the reduction of sales. Research and development expenses were higher in the 2001 quarter due to accrued severance costs related to staff downsizing in engineering, and due to certification testing fees incurred for the Company's new Emcee product.

The staff downsizing referred to above reduced the Company's workforce by approximately 10%. The reduction will save the Company approximately $680,000 on an annualized basis beginning with the second quarter of 2001.

Net other expenses were $14,569 for the three-month period ended March 31, 2001, compared to $7,972 for the corresponding three-month period of 2000. The increase between periods of net other expenses was due to more interest expense incurred for bank borrowings during the 2001 three-month period.

For the three-month periods ended March 31, 2001, there was a net loss of $707,249, compared to net earnings of $76,678 for the three-month period ended March 31, 2000. The loss in the 2001 quarter was due to significantly lower sales, accrued severance costs related to staff downsizing, and higher interest expense, partially offset by cost savings programs and lower commission expense. The income tax expense in the first quarter of 2001 was related to minimum state taxes due in various states. The income tax expense in the 2000 quarter was favorably impacted by the use of net operating loss carryforwards from prior years to offset current year income tax expenses, and a reduction of the valuation reserve relating to the utilized net operating loss carryforwards.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

LIQUIDITY AND SOURCES OF CAPITAL

Working capital was $1,432,151 as of March 31, 2001, compared to $2,011,725 at December 31, 2000. The decrease in working capital was due primarily to the net loss. Cash used in operating activities was $47,584 for the three-month period ended March 31, 2001, compared to $329,127 for the corresponding 2000 three-month period. The cash used in operating activities in the 2001 period was due primarily to the net loss and an increase in inventories, partially offset by a decrease in accounts receivable. The significant decrease in accounts receivable was due to timing of several large sales made in the fourth quarter of 2000 that were paid during the three-month period ended March 31, 2001. The cash used in operating activities in the 2000 three-month period was due primarily to an increase in accounts receivable, partially offset by net earnings, a reduction in inventories, and refunds of income taxes. The significant increase in accounts receivable in the 2000 period was due to timing of several large sales in March 2000 that were not yet due or paid as of March 31, 2000.

For the three-month period ended March 31, 2001, cash provided by a reduction in accounts receivable was used to finance the net loss and purchases of capital equipment. For the three-month period ended March 31, 2000, cash provided by net earnings, a reduction of inventories, and bank borrowing was used to finance an increase in accounts receivable and purchases of capital equipment.

As of March 31, 2001, the Company had borrowings of $815,000 on its revolving credit facility. The maximum borrowing limit under the revolving credit facility as of March 31, 2001, was approximately $2,300,000. The revolving credit facility expires on June 30, 2003.

As of March 31, 2001, the Company was in default of a debt covenant in its revolving credit facility requiring a minimum tangible net worth. While in default of the debt covenant, the bank has rights and remedies available under the credit agreement, up to an including requiring the loan to be immediately due and payable in full. Currently the bank has exercised its right to increase the interest rate charged on all loans under the revolving credit facility to 1.50% above the bank's reference rate of interest, an increase of 2.00% over the rate at which the Company was previously borrowing. The bank has advised the Company that it does not currently intend to exercise any other rights or remedies, but it reserves the right to do so at any time without notice.

As a result of the downturn in the economy and its effect on the Company's sales volume and operations, the Company has already reduced its workforce by 10% and temporarily laid-off manufacturing personnel, representing another 10% of the workforce, until conditions improve. The Company will continue to monitor the situation to determine if additional cost savings measures need to be implemented to improve cash flow. In addition, the Company is considering the sale of certain assets, the proceeds to be used to pay back amounts due on the revolving credit facility and provide additional working capital.

The Company will continue to work to improve cash flow and increase its consolidated tangible net worth to be in compliance with the debt covenant. There is no assurance that either of those items can be accomplished. There is also no assurance that the Company can successfully sell certain assets on reasonable terms to raise additional funds. If any or all of these events cannot be accomplished, or if the bank exercises its remaining rights and remedies under the credit agreement, the Company's cash flow may not be adequate to fund its operations. In that case, the Company would look for other parties to obtain financing. There is no assurance that the Company would be successful in this endeavor.

Management believes that it will successfully adjust its operations and make the changes necessary to generate cash from future operations and provide adequate funds to meet the Company's operating needs for the foreseeable future.

FORWARD LOOKING INFORMATION

From time to time, information provided by the Company, statements made by its employees, and information included in its filings with the Securities and Exchange Commission which are not historical facts are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such forward-looking information is provided pursuant to the Safe Harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties including, but not limited to, the availability of adequate working capital and credit facilities, the ability to successfully complete development of and bring to market new products for which there is customer demand, technology changes, backlog, acquisitions, status of the economy, governmental regulations, sources of supply, expense structure, product mix, major customers, competition, litigation, and other risk factors detailed in the Company's filings of Form 10-K with the Securities and Exchange Commission. Investors are encouraged to consider the risks and uncertainties included in those filings.

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

                           PART II - OTHER INFORMATION


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2001, the Company had borrowings of $815,000 on its revolving credit facility. The maximum borrowing limit under the revolving credit facility as of March 31, 2001, was approximately $2,300,000. The revolving credit facility expires on June 30, 2003.

As of March 31, 2001, the Company was in default of a debt covenant in its revolving credit facility requiring a minimum tangible net worth. While in default of the debt covenant, the bank has rights and remedies available under the credit agreement, up to an including requiring the loan to be immediately due and payable in full. Currently the bank has exercised its right to increase the interest rate charged on all loans under the revolving credit facility to 1.50% above the bank's reference rate of interest, an increase of 2.00% over the rate at which the Company was previously borrowing. The bank has advised the Company that it does not currently intend to exercise any other rights or remedies, but it reserves the right to do so at any time without notice.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the Registrant on May 4, 2001, shareholders voted on the election of directors for a one-year term. The Class B common stock of the Registrant is the only class of voting securities. The Class B common stock is not registered under the Securities Exchange Act of 1934. There was no solicitation in opposition to the nominees proposed and there were no abstentions or broker non-votes. Each of the nominees were elected as follows:

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

                                      ELECTRONIC TELE-COMMUNICATIONS, INC.



                                           /s/ Dean W. Danner
                                      ----------------------------------------
                                             Dean W. Danner
                                              President and
                                          Chief Executive Officer



                                           /s/ Jeffrey M. Nigl
                                      ----------------------------------------
                                                Jeffrey M. Nigl
                                         Vice President, Chief Financial
                                        Officer, Treasurer and Principal
                                               Accounting Officer
       Date: May 9, 2001