Form 10-Q
period 2001-06-30
ELECTRONIC TELE COMMUNICATIONS INC
filed 2001-08-14
CIK 773547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                       For the Period ended June 30, 2001

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


As of August 1, 2001, there were outstanding 2,009,149 shares of Class A common stock and 499,998 shares of Class B common stock. The Class B common stock, 87.9% of which is owned by affiliates, is the only voting stock. The Class B common stock is not traded on an exchange.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.

                                      INDEX

                                                                                                          Page

PART I   Financial Information

         Item 1.  Financial Statements

                  Balance Sheets ..........................................................................  2

                  Statements of Operations ................................................................  3

                  Statements of Cash Flows ................................................................  4

                  Notes to Financial Statements ...........................................................  5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations .............................................................  6

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..............................  8

PART II  Other Information

         Item 3.  Defaults Upon Senior Securities .........................................................  8

         Item 6.  Exhibits and Reports on Form 8-K ........................................................  9

SIGNATURES ................................................................................................  9

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                                 BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                                    (UNAUDITED)         (Note 1)
                                                                                      JUNE 30          December 31
                                                                                        2001              2000
                                                                                 -------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                             $   120,554       $   242,612
  Trade accounts receivable, net                                                            316,159         1,337,084
  Inventories (Note 2)                                                                    1,644,804         1,526,031
  Net investment in installment sales contracts                                             407,413           387,365
  Prepaid expenses and other current assets                                                  82,620           130,912
                                                                                 -------------------------------------
    Total current assets                                                                  2,571,550         3,624,004

PROPERTY, PLANT AND EQUIPMENT, NET                                                        1,288,837         1,394,219
NET INVESTMENT IN INSTALLMENT SALES CONTRACTS                                               803,236           995,427
EXCESS COST OVER NET ASSETS ACQUIRED                                                        805,724           820,852
                                                                                 -------------------------------------

Total Assets                                                                            $ 5,469,347       $ 6,834,502
                                                                                 =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving credit facility                                                             $ 1,010,000       $   870,000
  Accounts payable                                                                           64,431           137,974
  Accrued expenses                                                                          444,536           504,429
  Income taxes payable                                                                       62,643            12,606
  Deferred revenue                                                                           96,554            87,270
                                                                                 -------------------------------------
    Total current liabilities                                                             1,678,164         1,612,279

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000 shares, none issued                                       -                 -
  Class A common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 2,009,149 shares                                  20,091            20,091
  Class B common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 499,998 shares                                     5,000             5,000
  Additional paid-in capital                                                              3,335,647         3,335,647
  Retained earnings                                                                         430,445         1,861,485
                                                                                 -------------------------------------
    Total stockholders' equity                                                            3,791,183         5,222,223
                                                                                 -------------------------------------

Total Liabilities and Stockholders' Equity                                              $ 5,469,347       $ 6,834,502
                                                                                 =====================================

The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
  THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 - (UNAUDITED)

                                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                    JUNE 30                             JUNE 30
                                                       ----------------------------------  -----------------------------------
                                                               2001              2000               2001              2000
                                                       ----------------------------------  -----------------------------------
NET SALES                                                   $ 1,214,925      $ 3,369,368         $ 2,886,750      $ 6,465,780

COST OF PRODUCTS SOLD                                           753,705        1,606,579           1,759,394        3,261,978
                                                       ----------------------------------  -----------------------------------

GROSS PROFIT                                                    461,220        1,762,789           1,127,356        3,203,802

OPERATING EXPENSES:
  General and administrative                                    304,056          305,252             605,370          644,516
  Marketing and selling                                         475,455          758,497           1,015,128        1,329,832
  Research and development                                      384,566          444,842             901,395          879,406
                                                       ----------------------------------  -----------------------------------
                                                              1,164,077        1,508,591           2,521,893        2,853,754
                                                       ----------------------------------  -----------------------------------

EARNINGS (LOSS) FROM OPERATIONS                                (702,857)         254,198          (1,394,537)         350,048

OTHER EXPENSE:
  Interest expense                                              (19,934)          (3,998)            (34,503)         (11,970)
                                                       ----------------------------------  -----------------------------------

EARNINGS (LOSS) BEFORE INCOME TAXES                            (722,791)         250,200          (1,429,040)         338,078

  Income taxes                                                    1,000           32,700               2,000           43,900

                                                       ----------------------------------  -----------------------------------
NET EARNINGS (LOSS)                                         $  (723,791)     $   217,500         $(1,431,040)     $   294,178
                                                       ==================================  ===================================

BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE:
  Class A common                                            $     (0.29)     $      0.09         $     (0.57)     $      0.12
  Class B common                                            $     (0.29)     $      0.09         $     (0.57)     $      0.12


The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
          SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 - (UNAUDITED)

                                                                                                 SIX MONTHS ENDED JUNE 30
                                                                                        -------------------------------------------
                                                                                                2001                   2000
                                                                                        -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                                           $ (1,431,040)       $  294,178
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                                  152,631           178,173
      Deferred income taxes                                                                                -            20,500
      (Gain) loss from sale of equipment                                                                   -            (8,625)
        Changes in operating assets and liabilities:
          Accounts receivable                                                                      1,020,925          (921,743)
          Inventories                                                                               (118,773)         (112,141)
          Net investment in installment sales contracts                                              172,143               418
          Prepaid expenses and other assets                                                           48,292            27,021
          Accounts payable and accrued expenses                                                     (133,436)          318,294
          Income taxes                                                                                50,037           111,780
          Deferred revenue                                                                             9,284            30,595
                                                                                        -------------------------------------------
            Total adjustments                                                                      1,201,103          (355,728)
                                                                                        -------------------------------------------
        Net cash provided by (used in) operating activities                                         (229,937)          (61,550)
                                                                                        -------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                               (32,121)         (124,509)
                                                                                        -------------------------------------------
        Net cash provided by (used in) investing activities                                          (32,121)         (124,509)
                                                                                        -------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) borrowings on revolving credit facility, net                                            140,000            40,000
  Proceeds from issuance of common stock                                                                   -               300
                                                                                        -------------------------------------------
        Net cash provided by (used in) financing activities                                          140,000            40,300
                                                                                        -------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                (122,058)         (145,759)

Cash and cash equivalents at beginning of year                                                       242,612           307,652

                                                                                        -------------------------------------------
Cash and cash equivalents at end of period                                                      $    120,554        $  161,893
                                                                                        ===========================================

Supplemental disclosures of cash flow information:
  Cash received from income tax refunds                                                         $     50,000        $  141,000
  Cash paid for income taxes                                                                           1,963            52,720
  Cash paid for interest expense                                                                      34,628            12,599


The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 2001 - (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

2. INVENTORIES

Inventories consisted of the following:

                                                         JUNE 30         December 31
                                                           2001              2000
                                                     -------------     --------------

         Raw materials and supplies                  $   584,345       $    557,453
         Work-in-process and finished goods              943,594            776,630
         Maintenance and demo parts                      311,891            343,676
         Reserve for obsolescence                       (195,026)          (151,728)
                                                     -------------     --------------

         Total inventories                           $ 1,644,804       $  1,526,031
                                                     =============     ==============

3. FUTURE ACCOUNTING CHANGE

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company's adoption of SFAS No. 142 on January 1, 2002 is still being assessed and management, at this time, cannot determine the effect that adoption of SFAS No. 142 may have on the financial statements of the Company.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales were $1,214,925 and $3,369,368 for the three-month periods ended June 30, 2001 and 2000, respectively. Net sales for the six-month period ended June 30, 2001, were $2,886,750, compared to $6,465,780 for the corresponding period of 2000. The significant decrease in net sales for the three-month and six-month periods ended June 30, 2001, was due primarily to lower customer demand for the Company's interactive voice information systems. The Company's customers have been severely impacted by slowing economic conditions, especially in the domestic telecommunications industry, where falling stock prices, financial losses, and workforce reductions have adversely impacted customers' buying decisions. Included in net sales were revenues from sales of the Company's interactive voice information systems of $1,029,208 or 36% of net sales, and $4,442,854 or 69% of net sales, for the six-month periods ended June 30, 2001 and 2000, respectively. Revenues from operating leases, installment sales contracts, and services were $1,682,159 or 58% of net sales for the 2001 six-month period, compared to $1,811,826 or 26% of net sales for the corresponding 2000 six-month period. The decrease in dollars was due primarily to lower lease revenue from the Company's time weather temperature systems and lower installation sales. Product pricing for the Company's equipment remained relatively constant between periods, and inflation did not have a material impact on revenues.

For the three-month periods ended June 30, 2001 and 2000, the gross profit percentage was 38% and 52%, respectively. Gross profit as a percentage of net sales for the six-month periods ended June 30, 2001 and 2000, were 39% and 50%, respectively. The decrease in gross profit percentage in the 2001 three-month and six-month periods was due to the effect of spreading fixed manufacturing costs over significantly lower sales volume.

For the three-month periods ended June 30, 2001 and 2000, total operating expenses were $1,164,077 or 96% of net sales, and $1,508,591 or 45% of net sales, respectively. Total operating expenses were $2,521,893 or 87% of net sales for the six-month period ended June 30, 2001, compared to $2,853,754 or 44% for the corresponding period of 2000. General and administrative expenses were relatively constant between periods. Sales and marketing expenses decreased in the 2001 periods due to cost savings programs and lower commissions paid on lower sales volume. Research and development expenses were lower for the three-month period ended June 30, 2001, due to cost savings programs and downsizing occurring in the quarter, but were higher in the 2001 six-month period due to due to certification testing fees incurred for the Company's new Emcee product.

The staff downsizing referred to above reduced the Company's workforce by approximately 25%. The reduction will save the Company approximately $1,700,000 on an annualized basis. Further reductions have occurred since June 30, 2001.

Net other expenses were $34,503 for the six-month period ended June 30, 2001, compared to $11,970 for the corresponding six-month period of 2000. The increase between periods of net other expenses was due to more interest expense incurred for bank borrowings during the 2001 six-month period.

For the three-month periods ended June 30, 2001, there was a net loss of $723,791, compared to net earnings of $217,500 for the three-month period ended June 30, 2000. Net loss for the six-month period ended June 30, 2001, was $1,431,040 compared to net earnings of $294,178 for the corresponding period of 2000. The loss in the 2001 periods was due primarily to significantly lower sales, partially offset by cost savings programs and lower commission expense. The income tax expense in the 2001 periods was related to minimum state taxes due in various states. The income tax expense in the 2000 periods was favorably impacted by the use of net operating loss carryforwards from prior years to offset current year income tax expenses, and a reduction of the valuation reserve relating to the utilized net operating loss carryforwards.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)
LIQUIDITY AND SOURCES OF CAPITAL

Working capital was $893,386 as of June 30, 2001, compared to $2,011,725 at December 31, 2000. The decrease in working capital was due primarily to the net loss. Cash used in operating activities was $229,937 for the six-month period ended June 30, 2001, compared to $61,550 for the corresponding 2000 six-month period. The cash used in operating activities in the 2001 period was due primarily to the net loss and an increase in inventories and decrease in accrued expenses, partially offset by a decrease in accounts receivable. The significant decrease in accounts receivable was due to lower sales and to the timing of several large sales made in the fourth quarter of 2000 that were paid during early 2001. The cash used in operating activities in the 2000 six-month period was due primarily to an increase in accounts receivable and inventories, partially offset by net earnings, an increase in accounts payable and accrued expenses, and refunds of income taxes. The significant increase in accounts receivable in the 2000 period was due to timing of several large sales in the 2000 second quarter that were not yet paid as of June 30, 2000.

For the six-month period ended June 30, 2001, cash provided by a reduction in accounts receivable and additional bank borrowing was used to finance the net loss and purchases of capital equipment. For the six-month period ended June 30, 2000, cash provided by net earnings and refunds of income taxes was used to finance an increases in accounts receivable and inventories and purchases of capital equipment.

As of June 30, 2001, the Company had borrowings of $1,010,000 on its revolving credit facility. The maximum borrowing limit under the revolving credit facility as of June 30, 2001, was approximately $2,000,000. The revolving credit facility expires on June 30, 2003.

As of June 30, 2001, the Company was in default of a debt covenant in its revolving credit facility requiring a minimum tangible net worth. While in default of the debt covenant, the bank has rights and remedies available under the credit agreement, up to an including requiring the loan to be immediately due and payable in full. The bank exercised its right to increase the interest rate charged on all loans under the revolving credit facility to 1.50% above the bank's reference rate of interest, an increase of 2.00% over the rate at which the Company was previously borrowing.

On July 18, 2001, the Company entered into a sale and leaseback transaction for the building and associated land located in Waukesha, Wisconsin which serves as the Company's principal office and manufacturing facility. Details of the transaction were included in a Current Report on Form 8-K filed on July 18, 2001. Rent payments for the facility will be $335 per month through December 31, 2001, and $12,335 per month for 2002 and 2003. The rent for the remaining term of the lease after 2003 will be $17,335 per month adjusted for a 3% increase annually. The proceeds from the transaction were used to pay off the entire $1,010,000 of bank borrowing and add to the Company's working capital. The Company does not anticipate that it will be able to resume borrowing under the present credit agreement in the foreseeable future and is seeking alternative sources of financing.

As a result of the downturn in the economy and its effect on the Company's sales volume and operations, in the second quarter the Company reduced its workforce by 25% and temporarily laid-off manufacturing personnel, representing another 10% of the workforce. On August 9, 2001, the Company announced the temporary layoff of an additional 25% of its remaining workforce until conditions improve. The Company will continue to monitor the situation to determine if additional cost savings measures need to be implemented to improve cash flow.

The Company is currently seeking alternative sources of financing and liquidity, including a possible sale of installment sales contracts. There is no assurance that either of those items can be accomplished. If any or all of these events cannot be accomplished, the Company's cash flow may not be adequate to fund its operations.

FORWARD LOOKING INFORMATION

From time to time, information provided by the Company, statements made by its employees, and information included in its filings with the Securities and Exchange Commission which are not historical facts are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such forward-looking information is provided pursuant to the Safe Harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties including, but not limited to, improved conditions in the Company's markets, the availability of adequate working capital and credit facilities, the ability to successfully complete development of and bring to market new products for which there is customer demand, technology changes, backlog, acquisitions, status of the economy, governmental regulations, sources of supply, expense structure, product mix, major customers, competition, litigation, and other risk factors detailed in the Company's filings of Form 10-K with the Securities and Exchange Commission. Investors are encouraged to consider the risks and uncertainties included in those filings.

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



                           PART II - OTHER INFORMATION


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2001, the Company had borrowings of $1,010,000 on its revolving credit facility. The maximum borrowing limit under the revolving credit facility as of June 30, 2001, was approximately $2,000,000. The revolving credit facility expires on June 30, 2003.

As of June 30, 2001, the Company was in default of a debt covenant in its revolving credit facility requiring a minimum tangible net worth. While in default of the debt covenant, the bank has rights and remedies available under the credit agreement, up to an including requiring the loan to be immediately due and payable in full. The bank exercised its right to increase the interest rate charged on all loans under the revolving credit facility to 1.50% above the bank's reference rate of interest, an increase of 2.00% over the rate at which the Company was previously borrowing.

On July 18, 2001, the Company entered into a sale and leaseback transaction for the building and associated land located in Waukesha, Wisconsin which serves as the Company's principal office and manufacturing facility. Details of the transaction were included in a Current Report on Form 8-K filed on July 18, 2001. Rent payments for the facility will be $335 per month through December 31, 2001, and $12,335 per month for 2002 and 2003. The rent for the remaining term of the lease after 2003 will be $17,335 per month adjusted for a 3% increase annually. The proceeds from the transaction were used to pay off the entire $1,010,000 of bank borrowing and add to the Company's working capital. The Company does not anticipate that it will be able to resume borrowing under the present credit agreement in the foreseeable future and is seeking alternative sources of financing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

                    Exhibit 11 Computation of Earnings Per Share

          (b)  Reports on Form 8-K

                    The Company filed a Current Report on Form 8-K dated July 18, 2001, pertaining to a sale and leaseback transaction for the building and associated land located in Waukesha, Wisconsin which serves as the Company's principal office and manufacturing facility. The Form 8-K also reported that on July 11, 2001, the Company's stock stopped trading on the NASDAQ SmallCap Market and began trading on the Over-the-Counter Bulletin Board System.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ELECTRONIC TELE-COMMUNICATIONS, INC.



                                         /s/ Dean W. Danner
                               ------------------------------------------
                                            Dean W. Danner
                                             President and
                                       Chief Executive Officer



                                         /s/ Jeffrey M. Nigl
                               ------------------------------------------
                                             Jeffrey M. Nigl
                                     Vice President, Chief Financial
                                     Officer, Treasurer and Principal
                                             Accounting Officer

Date: August 9, 2001