Form 10-Q
period 2001-09-30
ELECTRONIC TELE COMMUNICATIONS INC
filed 2001-11-13
CIK 773547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                     For the Period ended September 30, 2001

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


As of November 1, 2001, there were outstanding 2,009,149 shares of Class A common stock and 499,998 shares of Class B common stock. The Class B common stock, 87.9% of which is owned by affiliates, is the only voting stock. The Class B common stock is not traded on an exchange.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.

                                      INDEX


                                                                                                    Page
PART I   Financial Information

         Item 1.  Financial Statements

                  Balance Sheets ...................................................................   2

                  Statements of Operations .........................................................   3

                  Statements of Cash Flows .........................................................   4

                  Notes to Financial Statements ....................................................   5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations ......................................................   6

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......................   8

PART II  Other Information

         Item 6.  Exhibits and Reports on Form 8-K .................................................   8

SIGNATURES .........................................................................................   8

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                                  (UNAUDITED)          (Note 1)
                                                                                 SEPTEMBER 30         December 31
                                                                                     2001                2000
                                                                              ----------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                        $    39,952           $    242,612
  Trade accounts receivable, net                                                       328,214              1,337,084
  Inventories (Note 2)                                                               1,492,822              1,526,031
  Net investment in installment sales contracts                                        405,232                387,365
  Prepaid expenses and other current assets                                            160,390                130,912
                                                                              ----------------------------------------
    Total current assets                                                             2,426,610              3,624,004

PROPERTY, PLANT AND EQUIPMENT, NET                                                     480,972              1,394,219
NET INVESTMENT IN INSTALLMENT SALES CONTRACTS                                          706,916                995,427
EXCESS COST OVER NET ASSETS ACQUIRED                                                   798,160                820,852
                                                                              ----------------------------------------

Total Assets                                                                       $ 4,412,658           $  6,834,502
                                                                              ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving credit facility                                                        $         -           $    870,000
  Accounts payable                                                                     101,105                137,974
  Accrued expenses                                                                     383,857                504,429
  Income taxes payable                                                                  63,643                 12,606
  Deferred revenue                                                                     128,463                 87,270
  Deferred gain on sale of building                                                     88,674                      -
                                                                              ----------------------------------------
    Total current liabilities                                                          765,742              1,612,279

DEFERRED GAIN ON SALE OF BUILDING                                                      391,441                      -
                                                                              ----------------------------------------

    Total liabilities                                                                1,157,183              1,612,279

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000 shares, none issued                                  -                      -
  Class A common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 2,009,149 shares                             20,091                 20,091
  Class B common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 499,998 shares                                5,000                  5,000
  Additional paid-in capital                                                         3,335,647              3,335,647
  Retained earnings (deficit)                                                         (105,263)             1,861,485
                                                                              ----------------------------------------
    Total stockholders' equity                                                       3,255,475              5,222,223
                                                                              ----------------------------------------

Total Liabilities and Stockholders' Equity                                         $ 4,412,658           $  6,834,502
                                                                              ========================================

The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS

     THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000 -
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                      SEPTEMBER 30                           SEPTEMBER 30
                                                         ------------------------------------   ------------------------------------
                                                                 2001              2000                 2001              2000
                                                         ------------------------------------   ------------------------------------
NET SALES                                                $   918,605          $ 1,575,630          $ 3,805,355          $ 8,041,410

COST OF PRODUCTS SOLD                                        652,614              923,227            2,412,008            4,185,205
                                                         ------------------------------------   ------------------------------------

GROSS PROFIT                                                 265,991              652,403            1,393,347            3,856,205

OPERATING EXPENSES:
  General and administrative                                 215,258              349,906              820,628              994,422
  Marketing and selling                                      308,529              559,607            1,323,657            1,889,439
  Research and development                                   273,032              493,335            1,174,427            1,372,741
                                                         ------------------------------------   ------------------------------------
                                                             796,819            1,402,848            3,318,712            4,256,602
                                                         ------------------------------------   ------------------------------------

LOSS FROM OPERATIONS                                        (530,828)            (750,445)          (1,925,365)            (400,397)

OTHER EXPENSE:
  Interest expense                                            (3,880)              (5,693)             (38,383)             (17,663)
                                                         ------------------------------------   ------------------------------------

LOSS BEFORE INCOME TAXES                                    (534,708)            (756,138)          (1,963,748)            (418,060)

  Income taxes (benefit)                                       1,000              (40,900)               3,000                3,000

                                                         ------------------------------------   ------------------------------------
NET LOSS                                                 $  (535,708)         $  (715,238)         $(1,966,748)         $  (421,060)
                                                         ====================================   ====================================

BASIC AND DILUTED
 LOSS PER SHARE:
  Class A common                                         $     (0.21)         $     (0.29)         $     (0.78)         $     (0.17)
  Class B common                                         $     (0.21)         $     (0.29)         $     (0.78)         $     (0.17)






The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
       NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000 - (UNAUDITED)


                                                                                     NINE MONTHS ENDED SEPTEMBER 30
                                                                              ----------------------------------------------
                                                                                             2001                    2000
                                                                              ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                                   $ (1,966,748)            $ (421,060)
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                          210,970                253,684
      (Gain) loss from sale of property, plant and equipment                                 (17,231)                  (235)
        Changes in operating assets and liabilities:
          Accounts receivable                                                              1,008,870                213,071
          Inventories                                                                         33,209               (205,705)
          Net investment in installment sales contracts                                      270,644                (27,967)
          Prepaid expenses and other assets                                                  (29,478)                15,328
          Accounts payable and accrued expenses                                             (157,441)               126,935
          Income taxes                                                                        51,037                 86,192
          Deferred revenue                                                                    41,193                 38,528
                                                                              ----------------------------------------------
            Total adjustments                                                              1,411,773                499,831
                                                                              ----------------------------------------------
        Net cash provided by (used in) operating activities                                 (554,975)                78,771
                                                                              ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                       (42,581)              (179,572)
  Proceeds from sale of property, plant and equipment                                      1,264,896                      -
                                                                              ----------------------------------------------
        Net cash provided by (used in) investing activities                                1,222,315               (179,572)
                                                                              ----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) borrowings on revolving credit facility, net                                   (870,000)              (110,000)
  Proceeds from issuance of common stock                                                           -                    300
                                                                              ----------------------------------------------
        Net cash provided by (used in) financing activities                                 (870,000)              (109,700)
                                                                              ----------------------------------------------

Net increase (decrease) in cash and cash equivalents                                        (202,660)              (210,501)

Cash and cash equivalents at beginning of year                                               242,612                307,652

                                                                              ----------------------------------------------
Cash and cash equivalents at end of period                                              $     39,952             $   97,151
                                                                              ==============================================

Supplemental disclosures of cash flow information:
  Cash received from income tax refunds                                                 $     50,000             $  141,000
  Cash paid for income taxes                                                                   1,963                 57,883
  Cash paid for interest expense                                                              43,921                 17,481



The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2001 - (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's 2000 Annual Report to Shareholders.

2. INVENTORIES

Inventories consisted of the following:

                                                                       SEPTEMBER 30            December 31
                                                                           2001                  2000
                                                                       -----------            -----------
                                  Raw materials and supplies           $   501,807            $   557,453
                                  Work-in-process and finished goods       811,978                776,630
                                  Maintenance and demo parts               304,985                343,676
                                  Reserve for obsolescence                (125,948)              (151,728)
                                                                       -----------            -----------

                                  Total inventories                    $ 1,492,822            $ 1,526,031
                                                                       ===========            ===========

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

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales were $918,605 and $1,575,630 for the three-month periods ended September 30, 2001 and 2000, respectively. Net sales for the nine-month period ended September 30, 2001, were $3,805,355, compared to $8,041,410 for the corresponding period of 2000. The significant decrease in net sales for the three-month and nine-month periods ended September 30, 2001, was due primarily to lower customer demand for the Company's interactive voice information systems. The Company's customers have been severely impacted by slowing economic conditions, especially in the domestic telecommunications industry, where falling stock prices, financial losses, and workforce reductions have adversely impacted customers' buying decisions. In addition, the terrorist attacks of September 11, 2001, further slowed the customers' purchasing cycle. Included in net sales were revenues from sales of the Company's interactive voice information systems of $1,126,790 or 30% of net sales, and $5,047,457 or 63% of net sales, for the nine-month periods ended September 30, 2001 and 2000, respectively. Revenues from operating leases, installment sales contracts, and services were $2,461,035 or 65% of net sales for the 2001 nine-month period, compared to $2,690,268 or 33% of net sales for the corresponding 2000 nine-month period. The decrease in sales dollars was due primarily to lower lease revenue from the Company's time weather temperature systems and lower installation sales. Product pricing for the Company's equipment remained relatively constant between periods, and inflation did not have a material impact on revenues.

For the three-month periods ended September 30, 2001 and 2000, the gross profit percentage was 29% and 41%, respectively. Gross profit as a percentage of net sales for the nine-month periods ended September 30, 2001 and 2000, were 37% and 48%, respectively. The decrease in gross profit percentage in the 2001 three-month and nine-month periods was due to the effect of spreading fixed manufacturing costs over significantly lower sales volume.

For the three-month periods ended September 30, 2001 and 2000, total operating expenses were $796,819 or 87% of net sales, and $1,402,848 or 89% of net sales, respectively. Total operating expenses were $3,318,712 or 87% of net sales for the nine-month period ended September 30, 2001, compared to $4,256,602 or 53% for the corresponding period of 2000. General and administrative expenses, sales and marketing expenses, and research and development expenses were all significantly lower in dollars for the 2001 three-month and nine-month periods due to cost savings programs and staff downsizing implemented beginning late in the first quarter of 2001 and continuing into the third quarter. The staff downsizing has reduced the Company's workforce by approximately 50% and included all departments within the Company. The reductions implemented since the first quarter of 2001 will save the Company approximately $3,000,000 on an annualized basis.

Net other expenses were $38,383 for the nine-month period ended September 30, 2001, compared to $17,663 for the corresponding nine-month period of 2000. The increase between periods of net other expenses was due to more interest expense incurred for bank borrowings during the 2001 nine-month period. However, interest expense was reduced to $3,880 in the three-month period ended September 30, 2001, due to the payoff of all bank borrowings in July of 2001.

For the three-month period ended September 30, 2001, there was a net loss of $535,708, compared to a net loss of $715,238 for the three-month period ended September 30, 2000. Net loss for the nine-month period ended September 30, 2001, was $1,966,748 compared to a net loss of $421,060 for the corresponding period of 2000. The loss in the 2001 periods was due primarily to significantly lower sales, partially offset by cost savings programs and staff downsizing. The income tax expense in the 2001 and 2000 periods was related to minimum state taxes due in various states.

               ELECTRONIC TELE-COMMUNICATIONS, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)
LIQUIDITY AND SOURCES OF CAPITAL

Working capital was $1,660,868 as of September 30, 2001, compared to $2,011,725 at December 31, 2000. The decrease in working capital was due primarily to the net loss, partially offset by the proceeds from the sale and leaseback transaction for the Company's building and land in Wisconsin. Cash used in operating activities was $554,975 for the nine-month period ended September 30, 2001, compared to cash provided of $78,771 for the corresponding 2000 nine-month period. The cash used in operating activities in the 2001 period was due primarily to the net loss and a decrease in accrued expenses, partially offset by a decrease in accounts receivable. The significant decrease in accounts receivable was due to lower sales and to the timing of several large sales made in the fourth quarter of 2000 that were paid during early 2001. The cash provided by operating activities in the 2000 nine-month period was due primarily to a decrease in accounts receivable and an increase in accrued expenses, partially offset by a net loss and an increase in inventories.

For the nine-month period ended September 30, 2001, cash provided by a reduction in accounts receivable and the sale and leaseback transaction was used to finance the net loss, purchases of capital equipment and payoff of bank borrowings. For the nine-month period ended September 30, 2000, cash provided by a reduction in accounts receivable and an increase in accrued expenses was used to finance the net loss, an increase in inventories, payment of bank borrowings, and purchases of capital equipment.

On July 18, 2001, the Company entered into a sale and leaseback transaction with an affiliate for the building and associated land located in Waukesha, Wisconsin which serves as the Company's principal office and manufacturing facility. Details of the transaction were included in a Current Report on Form 8-K filed on July 18, 2001. The proceeds from the transaction were used to pay off the entire $1,010,000 of bank borrowing and add to the Company's working capital. The Company ended its borrowing relationship with the bank subsequent to the full repayment of all borrowings and is currently seeking additional sources of financing.

As a result of the downturn in the economy and its effect on the Company's sales volume and operations, the Company has reduced its workforce by almost 50% with a combination of terminations and lay-offs. The Company will continue to monitor the situation to determine if additional cost savings measures need to be implemented to improve cash flow.

The Company is currently seeking additional sources of financing and liquidity. There is no assurance that it will be successful in this endeavor. If new financing cannot be secured, the Company's cash flow may not be adequate to fund its operations.

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

                      None.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ELECTRONIC TELE-COMMUNICATIONS, INC.



                                           /s/ Dean W. Danner
                                               --------------------------------
                                                       Dean W. Danner
                                                       President and
                                                   Chief Executive Officer



                                           /s/ Jeffrey M. Nigl
                                               --------------------------------
                                                      Jeffrey M. Nigl
                                               Vice President, Chief Financial
                                               Officer, Treasurer and Principal
                                                    Accounting Officer

Date: November 12, 2001