Form 10KSB40
period 2001-12-31
ELECTRONIC TELE COMMUNICATIONS INC
filed 2002-03-20
CIK 773547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                      For the year ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of March 1, 2002 was $141,211. As of March 1, 2002, there were outstanding 2,009,149 shares of Class A common stock and 499,998 shares of Class B common stock. The Class B common stock is the only voting stock. 87.9% of the Class B common stock is owned by affiliates. There is no market for the Class B common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV incorporate by reference portions of Electronic
Tele-Communications' 2001 Annual Report to Shareholders. Part IV incorporates by reference certain exhibits previously filed with Electronic Tele-Communications' S-1 Registration Statement (No. 2-99175) dated July 24, 1985, and subsequent reports under the Securities Exchange Act of 1934.

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

ETC leases a facility in Waukesha, Wisconsin which includes executive offices, manufacturing, engineering, technical services, marketing, and a regional sales office. In addition, engineering, technical services, and a regional sales office are located in a leased facility in Norcross, Georgia. ETC also has five sales representatives in other locations in the United States.

(b) Narrative Description of Business

GENERAL

Electronic Tele-Communications designs, manufactures, and markets digital voice information systems and call processing systems. It also provides comprehensive services in support of these systems, including installation, training, 24-hour technical support, professional voice recording and weather forecasting. Its equipment provides a wide range of audio and computer information and call handling capabilities via telephone networks, computer networks, and the Internet. The Company's products are utilized by a variety of customers, including: (1) telephone companies which use the products to provide information to callers regarding misdialed or changed numbers, sources of assistance or calling instructions, enhanced services such as voice mail, internet call waiting, privacy management, call forwarding, automatic callback, and repeat dialing, and automated pay phone interaction; (2) public and private providers of informational announcements such as news, sports, weather, time, stock reports, or advertisements; (3) large and small businesses which use call handling products for applications such as voice mail and call sequencing; and
(4) private reporting and information services through pay-per-call services, commonly referred to as "900 Services." The Company's systems are generally priced from $500 to $200,000.

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

In addition to standard digital announcer equipment, ETC designs and manufactures interactive voice platforms which provide callers with a spoken menu from which to choose informational topics of interest. ETC also offers voice mail systems that provide prompt telephone answering and message-taking capabilities, eliminating annoying and time-consuming telephone tag. Finally, ETC provides a variety of special function and customized products, meeting the varied needs of telephone service providers world-wide.

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

The Company designs printed circuit boards for use in its systems using computer aided design equipment. This equipment permits the design of complex multi-layered printed circuit boards. Electronic components installed on the printed circuit boards include computer memory chips, microprocessors, integrated circuits, resistors, capacitors, transformers, and switches.

Application software to operate the Company's products involves the formulation of specialized computer programs, many of which are purchased and integrated into the Company's systems. Some of the Company's software programs are proprietary and designed in-house. The application programs provide the operating equipment with the instructions necessary to access and control the messages and their format, permit diagnostic tests, and allow monitoring by reading, translating and acting upon commands and information.

ETC's products employ the concept of distributed processing. This means that each assembly contains its own microprocessor that controls the functions of that particular card. Distributed processing permits the system to be modularly expanded, allows for a variety of configurations of the systems, and increases system reliability.

All of ETC's products are equipped with self-diagnostic features that automatically alert the user to equipment malfunctions or external problems that must be corrected to maintain proper system operation.

New product development and product improvements are significant to ETC's business. The Company spent approximately $1,420,000, $1,811,000, and $1,654,000 in 2001, 2000, and 1999, respectively, on research and development activities, all of which were exclusively Company sponsored and supported.

Electronic Tele-Communications owns some patents and it seeks to obtain trademarks and copyright protection on all of its proprietary systems, programs, and printed material. The Company has registered its corporate logo and the Audichron(R), Digicept(R), Aris(R), and USA TIME(R) trademarks to protect its products. The Company believes that its patents, trademarks, and copyrights are a significant factor in maintaining its market position, but does not believe that its business is dependent upon any single patent, copyright or trademark.

PRODUCTS

  Interactive Voice Platforms

The Company produces Digicept(R) Digital Network Application ("DNA") Modules, the Digicept(R) 2000, and the Audichron(R) System 3 and System 3 Jr. Additionally, in the year 2001, the Company began shipping its newest voice platform, Digicept Emcee(TM). The Emcee is a scalable, open-system network peripheral designed to meet the needs of advanced networks by offering revenue generating, custom and enhanced services for both circuit and packet-switched networks. Together, these products constitute a comprehensive line of interactive voice platforms, providing multi-message, user-selectable voice announcements. All five systems feature Automatic Intercept Service, Changed Number Announcement and Automatic Number Announcement. These applications intercept erroneously dialed numbers, informing the caller of changed numbers or other dialing instructions. Each system also provides prompts and messages in support of enhanced telephone services, providing instructions for custom calling services and automated pay phone operation. In addition, the interactive voice platforms may be used to provide user selectable information regarding entertainment or transportation schedules, medical, financial and insurance data, news and sports updates, and other public information.

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

Audichron Z-10(TM), which began shipping in 2001, provides basic time/weather/temperature functionality in a low-cost, solid-state platform.

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

  Digital Recorder/Announcers

The basic unit of the Company's Digicept system is the Digicept recorder/announcer, which stores a single announcement for playback to the telephone network. The Digicept line also includes the Extended Memory recorder/announcer, providing extended-length, single-channel messages. Calls to the recorder/announcers are generally grouped through multiple interface circuits, also manufactured by the Company, allowing simultaneous access to the recorder/announcer by hundreds of phone lines. High-speed T1 interfaces are available to connect large recorder/announcer systems directly to a 24-channel digital T1 network. The Digicept recorder/announcers are most often found in a telephone company's central office, providing informational announcements regarding incorrectly dialed or changed numbers, telephone services and weather conditions. These announcers are also used by businesses to provide information on finance, transportation, public service and education. The Messenger(TM) 612 single-channel announcer, housed in a self-contained package, provides similar functionality in a business office environment.

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

SERVICES

  Leasing Services

The Company leases and sells announcement systems in the United States and internationally. These systems form the USA TIME(R) network of time/weather/temperature announcers. These systems primarily serve financial institutions and telephone companies.

  Recording Services

A professional staff is available from ETC's recording studio in Norcross, Georgia to provide high quality recordings of commercial announcements and customized messages in a variety of formats. These announcements include interactive system vocabularies, call processing system prompts, information-on-hold announcements and commercial announcements for telemedia. Recordings may be provided on cassette or reel-to-reel tapes, or may be digitized and stored on floppy diskettes, CDs, DVDs, or delivered via the Internet.

  Meteorological Services

Three degreed meteorologists, using state-of-the-art information services and equipment, update weather forecasts from ETC's weather center in Norcross, Georgia. A rigid quality control program ensures that forecasts are accurate and timely. These forecasts serve approximately 500 USA TIME sites, and are downloaded to the Company's time/weather/temperature systems via the telephone network, using computer-generated calling. Additionally, all maintenance, call rate reports, promotional messages, time adjustment and daylight savings time changes are provided remotely from the weather center.

  Technical Services

The Company offers equipment installation, training, and 24-hour technical support of its various products. Maintenance and installation services include customer premise support and software and documentation updates. Classes are held in ETC's training centers and at customer sites to instruct employees and customers on the operation and use of ETC's products. Technical bulletins and software updates are also available from the Company's Web site.

  Miscellaneous Services

In addition to its manufactured products, the Company offers engineering and product services to telephone companies and other equipment customers. The company can design call processing and voice announcement systems to a customer's specifications. This includes determining equipment requirements based on the Company's standard offerings and interconnecting the cards and systems to the exact size and capability needed by the customer.

MANUFACTURING PROCESSES

ETC's manufacturing processes involve the fabrication of products from components manufactured to specification by others or purchased as stock items from independent suppliers. Items such as memory chips, computers, disk drives, microprocessor units, certain software, integrated circuits, resistors, capacitors, transformers, switches, wire and related items are purchased as stock items from a variety of manufacturers and distributors. Some components are manufactured by single producers, but the Company believes suitable replacement components would be available from a variety of sources should the product of any producer become unavailable. The Company's printed circuit boards and product enclosures are manufactured by outside suppliers to the Company's specifications. The Company believes these products would be available from a variety of sources and that the loss of any single source of supply would not materially affect the Company's business.

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

In addition to hardware manufactured by the Company, software is an integral component of the Company's announcement systems. Purchased and internally generated software programs are loaded into the voice announcement systems in a variety of methods, including "burning" the programs into microprocessors, or using CDs, DVDs or floppy disks to transfer the programs onto computer hard drives or memory chips. These software programs dictate how the voice announcement systems perform, and give the products flexibility to meet many different customer specifications and needs.

SALES, MARKETING AND CUSTOMERS

ETC's manufactured products are marketed primarily through Company sales personnel, with approximately 5% being sold through independent distributors and telecommunications dealers. Sales and leases of the Company's time/weather/temperature machines and related information update services are through the Company's sales personnel. Approximately 90% of the Company's 2001 sales were in the United States, and 10% were to international customers.

During 2001, ETC's products and related services were sold and leased to approximately 974 customers, primarily operating telephone companies, competitive local exchange carriers ("CLECs"), telephone original equipment manufactures ("OEMs"), telecommunication dealers, telephone service providers, financial institutions, and other businesses.

ETC engages in direct advertising through trade publications, direct mail communications, and the Company's Web site (www.etcia.com). The Company participates in a number of trade shows each year and is a member of many national and state telephone associations. The Company's marketing staff is headquartered in Waukesha, Wisconsin. In addition regional sales offices are located in Waukesha, Wisconsin and Norcross, Georgia, and five sales representatives are at other locations in the United States. Technical service departments exist at both regional sales offices to provide assistance with customer questions and custom application requirements.

BACKLOG

As of December 31, 2001, the amount of the Company's backlog orders believed to be firm was $561,000. This compares with $608,000 of backlog orders as of December 31, 2000. One customer comprised 32% of the 2001 backlog. A different customer comprised 66% of the 2000 backlog. The Company typically experiences variations in product sales that have no seasonal pattern and are caused by the timing of major equipment purchases by the operating telephone companies, CLECs and OEMs.

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

Based on comparisons with competitors' products, the Company believes it offers comparable products with more features at lower prices. Most of the Company's competitors are larger than the Company and have substantially greater financial resources.

The Company's time/weather/temperature systems compete indirectly with other sources of time, weather and temperature information such as radio stations, television, and cable TV, where these services are provided to listeners and viewers free of charge on a regular basis.

EMPLOYEES

As of December 31, 2001, ETC employed 55 persons. Approximately 27% of the Company's employees are engaged in research and development, 24% in sales and marketing, 18% in management and office support, 16% in service and support, and 15% in manufacturing. The Company has never experienced a work stoppage due to a labor dispute, is not a party to any labor contract, and considers its relations with employees to be excellent. The Company believes that there is an adequate supply of professional and manufacturing personnel available in the metropolitan areas where it has facilities to meet its anticipated personnel requirements.

ITEM 2. PROPERTIES

The Company's leases from an affiliate a facility located at 1915 MacArthur Road, Waukesha, Wisconsin 53188 which contains the Company's executive offices, manufacturing and engineering facilities, technical services, marketing, and a regional sales office. The lease expires on December 31, 2007. This facility contains approximately 29,000 square feet of space. The Company believes that its equipment and facilities at its Waukesha location are modern, well maintained, and adequate for its anticipated needs.

The Company leases 12,736 square feet in an office building located in Norcross, Georgia. This facility includes a regional sales office, engineering, technical services, information systems, and accounting. The lease expires in the year 2005, with an option to extend to 2010. The property is modern and well maintained and adequate for its anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending material legal proceedings not arising in the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

(a) Market Information
The Company's Class A common stock trades on the OTC Bulletin Board under the symbol ETCIA. There is no market for the Company's Class B common stock.

For the market prices of common stock, see the caption "Quarterly Financial Data" on page 20 in ETC's 2001 Annual Report to Shareholders incorporated herein by reference.

(b) Holders
As of March 1, 2002, there were approximately 1,000 shareholders of record and beneficial shareholders owning Class A common stock and eight shareholders of record of Class B common stock.

(c) Dividends
For 2001 and 2000, the Company did not pay a cash dividend. For 1999, the Company paid a cash dividend of $.08 per share of Class A common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information on pages 4 through 6 in ETC's 2001 Annual Report to Shareholders is incorporated herein by reference.

The Company may from time to time make statements that could be considered "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. These "forward-looking" statements are provided in compliance with the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995.

The Company wishes to caution readers that the following factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results during 2002 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

         Market Conditions

The telecommunications market in which the Company operates has been severely impacted by the economic slowdown since the third quarter of 2000. Falling stock prices, financial losses and workforce reductions have been common for the businesses in the Company's market. Continuing slowness in the Company's market would adversely affect the Company's revenues and profitability.

         Working Capital and Credit Facilities

Due to the economic slowdown, significant working capital has been used by the Company's operations. Continuing losses incurred necessitated repayment in full of the Company's bank borrowing and termination of the borrowing agreement. The Company is seeking additional financing to provide working capital for operations. If the Company were to continue to operate at a loss, additional financing may be impossible to obtain which would adversely impact the Company's operations.

         Completion of Product Development

Completion of the Company's new products, the Emcee and Z-10, were significantly overdue; however, they commenced shipping in December 2001. Completion of additional features for these products, together with future products, is vital to the future success of the Company. If the Company were unable to develop new products at a pace required by customers, its ability to continue to serve existing customers and obtain new customers would be impaired, thus adversely affecting the Company's revenues and profitability.

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

         Status of the Economy

The Company's products are sold to customers in different industries and different countries. Thus, any general downturn in domestic or international economic conditions or rates of growth could impact the Company's sales and levels of profitability.

         Governmental Regulations

Many different governmental regulations affect the telecommunications industry. Any changes in these regulations could have a material impact on the Company's business.

         Sources of Supply

The Company is, in part, dependent upon the continuing availability of products and raw materials provided by single source suppliers, although the Company believes alternative sources of supply are available. The inability of the Company to obtain products or raw materials on a timely basis or the termination of such relationships could have an adverse effect on the Company.

         Expense Structure

The Company's expense structure for certain costs is based on the Company's expected level of sales and growth. To the extent that the Company's actual level of sales or growth is different from that which it expects, the Company's ability to timely adjust its cost structure to those levels will impact the Company's results of operations. The Company has not yet aligned its expense structure with its level of sales.

         Product Mix

The Company's profitability is impacted by the mix of products it sells. Certain of the Company's products have lower profit margins than others. If the Company's actual mix of products sold is different from the expected mix, the Company's expected profit margins would be affected by such changes.

         Major Customers

The Company has in the past, and probably will in the future, rely on large sales volume to certain customers. Loss of any of these customers could have a material impact on the sales revenue and profitability of the Company.

         Competition

The Company operates in an industry where its major competitors are substantially larger and have substantially greater resources than ETC.

ITEM 7. FINANCIAL STATEMENTS.

The information on pages 6 through 20 in ETC's 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Reports of the change in our independent accountants and the appointment of new independent accountants were previously reported in a Form 8-K dated June 30, 2000, and a Form 8-K dated September 25, 2000. Item 304(b) of Regulation S-K is not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Directors and executive officers of the Company are as follows:

            NAME                   AGE                TITLE
            ----                   ---                -----
      George W. Danner             82           Chairman of the Board
                                                  and Director
      Dean W. Danner               51           President, Chief Executive
                                                  Officer and Director
      Bonita M. Danner             50           Vice President Engineering
                                                  and Director
      Hazel Danner                 81           Corporate Secretary
                                                  and Director
      Jeffrey M. Nigl              43           Vice President, Treasurer
                                                  and Chief Financial Officer
      Robert R. Spiering           57           Vice President Tech Services
      Joseph A. Voight, Jr.        51           Vice President Sales
      Joanne B. Huelsman           63           Director
      A. William Huelsman          64           Director
      Peter J. Lettenberger        64           Director
      Richard A. Gabriel           69           Director
      R.W. Johnny Johns            53           Director

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

PETER J. LETTENBERGER - Mr. Lettenberger has served as a Director of the Company and a member of its Compensation Committee since 1985. He is a partner of Quarles & Brady LLP, which firm he joined in 1964, and is a director of Brady Corporation.

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

ITEM 10. EXECUTIVE COMPENSATION.

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

                           SUMMARY COMPENSATION TABLE

                                                      Long-Term
                               Annual Compensation   Compensation
                              ---------------------  ------------
    (a)            (b)           (c)         (d)         (g)         (i)
    Name                                              Securities
    and                                               Underlying   All Other
  Principal                                            Options/  Compensation
  Position         Year       Salary($)    Bonus($)    SARs(#)        ($)
-----------------------------------------------------------------------------
Dean W. Danner     2001       116,600                             4,200(1)
  President and    2000       137,300                  4,000      5,300(1)
  CEO              1999       135,500                             5,200(1)


----------------------------
(1) Consists of directors' fees of $2,500 in each year, with the remainder being Company matching contributions pursuant to the Company's 401(k) retirement savings plan.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

There were no options/SARs granted during 2001 to the named executives.

AGGREGATED OPTIONS/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

The following table summarizes options and SARs exercised during 2001 and the value of unexercised options and SARs held by the named executives at fiscal year-end:

      (a)          (b)          (c)              (d)                (e)
                                              Number of
                                              Securities
                                              Underlying
                                              Unexercised       In-the-Money
                                             Options/SARs       Options/SARs
                  Shares                       at Fiscal          at Fiscal
                 Acquired      Value          Year-End(#)        Year-End($)
                on Exercise   Realized      Exercisable(E)/    Exercisable(E)/
     Name           (#)         ($)        Unexercisable(U)   Unexercisable(U)
------------------------------------------------------------------------------
Dean W. Danner      0           0             6,800(E)               0(E)
                                              3,200(U)               0(U)

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of each class of the Company's Common Stock by each Director, Executive Officer, or person known by the Company to own beneficially more than 5% of either class of Common Stock, and all Directors and Executive Officers as a group as of January 25, 2002:

                      Class A Common Stock(1)        Class B Common Stock(1)
                   ---------------------------      -------------------------
                       Shares       Percentage         Shares      Percentage
                    Beneficially    of Shares       Beneficially   of Shares
                       Owned       Outstanding         Owned      Outstanding
                   -------------   -----------     -------------  -----------
Hazel Danner            213,771(3)     10.6%            75,048        15.0%
Bonita M. Danner        181,701(3)      9.0%            75,048        15.0%
Dean W. Danner          185,887(3)      9.3%            71,461        14.3%
George W. Danner        173,837         8.7%            71,461        14.3%
Joanne B. Huelsman      139,801         7.0%            75,048        15.0%
A. William Huelsman     114,187         5.7%            71,461        14.3%
Georgia Barre(2)        104,959         5.2%            41,984         8.4%
Peter J. Lettenberger     1,500(3)      0.1%               -           0.0%
Richard Gabriel           5,500(3)      0.3%               -           0.0%
R.W. Johnny Johns         1,000(3)      0.0%               -           0.0%
All Executive Officers
  and Directors as a
  group (12 persons)  1,027,094(3)     51.1%           439,527        87.9%

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

          (3) Class A common shares beneficially owned include the right to acquire shares of Class A common stock upon exercise of stock options as follows: Hazel Danner, 1,000 shares; Bonita Danner, 2,400 shares; Dean Danner, 6,800 shares; Peter Lettenberger, 1,000 shares; Richard Gabriel, 5,000 shares; and R.W. Johnny Johns, 1,000 shares. Shares beneficially owned by all executive officers and directors as a group include three additional officers with the right to acquire a total of 16,300 shares of Class A common stock upon exercise of stock options.

The address for Bonita M. Danner, Hazel B. Danner, George W. Danner, and Dean W. Danner is 1915 MacArthur Road, Waukesha, WI 53188. The address for Joanne B. Huelsman is 235 West Broadway, Suite 30, Waukesha, WI 53186. The address for A. William Huelsman is 235 West Broadway, Suite 40, Waukesha, WI 53186. The address for Georgia Barre is 1110 Belmont Drive, Waukesha, WI 53186. The address for Peter J. Lettenberger is 411 East Wisconsin Avenue, Milwaukee, WI 53202-4497. The address for Richard Gabriel is 7034 Langley Place, University Park, FL 34201. The address for R.W. Johnny Johns is 4610 Clivedon Terrace, Norcross, GA 30092.

All of the outstanding Class B common stock is subject to a cross purchase agreement among the owners thereof (the "Parties") pursuant to which the shares generally may not be transferred except to a spouse, descendant or certain other permitted transferees unless they have first been offered to the other Parties.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In July 2001, the Company entered into a sale leaseback transaction for the building and associated land located in Waukesha, Wisconsin which serves as the Company's principal office and manufacturing facility, to esitec, llc. ETC officers and directors Dean Danner, Bonita Danner, George Danner, and Hazel Danner are the principal members of esitec, llc. For more details on the sale leaseback transaction, see Form 8-K dated July 18, 2001, and Note 5 in the Company's 2001 Annual Report, both of which are incorporated herein by reference.

On January 22, 2002, the Company signed a promissory note with esitec, llc. The term of the promissory note ends December 31, 2002. Under the note, the Company can borrow up to a maximum of $200,000. Interest is payable monthly at a rate of 2% over prime, and any outstanding balances of principal and interest are due at the end of the term. The note is secured by trade accounts receivable.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this report:

         1.       Financial statements

                  The Financial Statements, Notes to Financial Statements, Independent Auditors' Report, Five Year Review, and Quarterly Financial Data on pages 6 through 20 in ETC's 2001 Annual Report to Shareholders are incorporated herein by reference.

         2.       Financial statement schedules

       SCHEDULE                                                     PAGE
        NUMBER                 DESCRIPTION                         NUMBER
        ------                 -----------                         ------

         II           Valuation and Qualifying Accounts              18

                  The Independent Auditors' Report on Financial Statement Schedules appears in Exhibit 23.1 of this report.

                  All other financial statement schedules are omitted as they are not required, or the required information is shown in the Financial Statements and Notes to Financial Statements on pages 6 through 20 in ETC's 2001 Annual Report to Shareholders incorporated herein by reference.

         3.       Exhibits

       EXHIBIT NUMBER                     DESCRIPTION
       --------------                     -----------

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

       EXHIBIT NUMBER                     DESCRIPTION
       --------------                     -----------

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

          10.4 Electronic Tele-Communications, Inc. 1999 Nonqualified Stock Option Plan effective May 7, 1999, was filed as Exhibit 10.8 to the September 30, 1999 Form 10-Q and is incorporated herein by reference.

          10.5 Commercial Offer to Purchase between Electronic Tele-Communications, Inc. and esitec, llc was filed as Exhibit 1 to the July 18, 2001 Form 8-K and is incorporated herein by reference.

          10.6                Promissory Note between Electronic
                              Tele-Communications, Inc. and esitec, llc dated January 22, 2002.

          13                  2001 Annual Report to Shareholders.

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

                                          ELECTRONIC TELE-COMMUNICATIONS, INC.



                                          By:     /s/ Dean W. Danner
                                             ---------------------------------
                                                      Dean W. Danner
                                                      President and
    Date: March 15, 2002                          Chief Executive Officer
         ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            SIGNATURE                      CAPACITY                 DATE
            ---------                      --------                 ----

       /s/  Dean W. Danner          President, Chief Executive    March 15, 2002
--------------------------------       Officer and Director
            Dean W. Danner

      /s/  Jeffrey M. Nigl          Vice President, Treasurer,    March 15, 2002
--------------------------------       Chief Financial Officer,
           Jeffrey M. Nigl             and Principal Accounting
                                       Officer


      /s/  Bonita M. Danner         Vice President Engineering    March 15, 2002
--------------------------------       and Director
           Bonita M. Danner

        /s/  Hazel Danner           Secretary and Director        March 15, 2002
--------------------------------
             Hazel Danner

      /s/  George W. Danner         Director                      March 15, 2002
--------------------------------
           George W. Danner

     /s/  Joanne B. Huelsman        Director                      March 15, 2002
--------------------------------
          Joanne B. Huelsman

    /s/  A. William Huelsman        Director                      March 15, 2002
--------------------------------
         A. William Huelsman

   /s/  Peter J. Lettenberger       Director                      March 15, 2002
--------------------------------
        Peter J. Lettenberger

     /s/  Richard A. Gabriel        Director                      March 15, 2002
--------------------------------
          Richard A. Gabriel

     /s/  R.W. Johnny Johns         Director                      March 15, 2002
--------------------------------
          R.W. Johnny Johns

Schedule II

                      ELECTRONIC TELE-COMMUNICATIONS, INC.

                                -----------------

                        VALUATION AND QUALIFYING ACCOUNTS
                       Three Years Ended December 31, 2001

                                             Charge
                                            (Credit)
                             Balance at     to Costs                      Balance
                             Beginning        and                         at End
     Description             of Period      Expenses      Deductions    of Period
     -----------             ---------      --------      ----------    ---------
Allowance for
 Doubtful Accounts:

Year Ended
  December 31, 1999           $107,245      $ (7,992)      $ 16,485      $ 82,768

Year Ended
  December 31, 2000           $ 82,768      $ 16,818       $ 51,388      $ 48,198

Year Ended
  December 31, 2001           $ 48,198      $ 45,000       $ 49,307      $ 43,891


Allowance for
 Inventory Obsolescence:

Year Ended
  December 31, 1999           $145,260      $ 44,210       $ 61,810      $127,660

Year Ended
  December 31, 2000           $127,660      $ 91,500       $ 67,432      $151,728

Year Ended
  December 31, 2001           $151,728      $ 46,038       $ 71,538      $126,228