Form 10KSB/A
period 2001-12-31
ELECTRONIC TELE COMMUNICATIONS INC
filed 2002-04-18
CIK 773547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1

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

                                EXPLANATORY NOTE

Electronic Tele-Communications, Inc. (the "Company") has amended its Form 10-KSB for the year ended December 31, 2001, to provide clarification of certain disclosures. This Amendment includes revisions to Exhibit 13, the Company's 2001 Annual Report. The sections revised in this amendment include the Liquidity and Capital Resources section of the Management's Discussion and Analysis, the Revenue Recognition section of Note 1 to the Financial Statements regarding Summary of Significant Accounting Policies, Note 3 to the Financial Statements regarding Sales-Type Leases, and Note 15 to the Financial Statements regarding Company Operations.

Except for the sections revised as listed above, no other information included in the original report on Form 10-KSB is amended by this Amendment, and such information is not included as part of this Amendment.




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $1,625,000 at December 31, 2001, compared to $2,012,000 for 2000. The decrease in working capital in 2001 was primarily due to the net loss, partially offset by the proceeds from the sale and leaseback transaction for the Company's building and land in Wisconsin. The decrease in working capital in 2000 was primarily due to a net loss and expenditures made for capital equipment. Cash used by operating activities in 2001 of $545,000 was a result of the net loss, partially offset by collections of accounts receivable and installment sales contracts.

In 2001, repayments made on the revolving credit facility were funded by the sale and leaseback transaction for the building and land, together with collections of accounts receivable and installment sales contracts. In 2000, payments made for capital expenditures and increased accounts receivable were funded primarily by short-term borrowings.

In 2001, the large decrease in accounts receivable was the result of lower sales in 2001 and collection of accounts receivable outstanding at the end of 2000. In 2000, the increase in accounts receivable was a result of increased sales in December 2000 which were not yet due or paid by the end of the year.

Capital expenditures were $45,000 in 2001 and $261,000 in 2000. Capital expenditures in 2001 consisted primarily of computer equipment upgrades. Capital expenditures in 2000 consisted primarily of upgrades to the Company's telephone systems, together with purchases of computer equipment and engineering development equipment.

The Company has sustained substantial operating losses over the past six quarters. In addition, the Company has used substantial amounts of working capital in its operations. The losses and use of working capital were a result of the significant decrease in sales caused by lower customer demand for the Company's products. The Company's customers were severely impacted by slowing economic conditions, especially in the domestic telecommunications industry, where falling stock prices, financial losses and workforce reductions adversely impacted customers' buying decisions. In addition, the terrorist attacks of September 11, 2001 further slowed customers' purchasing cycles.

To address the resultant cash flow requirements caused by the decrease in sales, the Company entered into a sale leaseback transaction in 2001 with an affiliate for the building and associated land in Waukesha, Wisconsin which serves as the Company's principal office and manufacturing facility. The proceeds from the transaction were used to pay off remaining amounts outstanding under a revolving credit facility with a bank and to fund working capital. The revolving credit facility agreement with the bank was subsequently terminated. In addition, the Company reduced its workforce by almost 50% during the year through a combination of terminations and lay-offs.

As of December 31, 2001, the Company had no borrowings. Working capital was $1,625,000, and the Company's current ratio was 3.2. With the workforce reductions in 2001 and strict control of all costs, the Company has significantly reduced the sales levels necessary to turn its operations profitable. Sales increased steadily during the fourth quarter of 2001, and the Company began shipments in December 2001 of its two new products, the Emcee and Z-10. The order backlog increased to $561,000 as of December 31, 2001. The Company will continue to monitor its operations to determine if additional cost savings measures need to be implemented to improve cash flow.

To supplement cash flow in the short-term, the Company has signed an agreement with an affiliate for up to $200,000 of borrowing availability. The Company is optimistic that market conditions and demand for the Company's new products will continue to improve and that the Company's operations will return to profitability within the next 12 months. If the Company's operations become profitable, management believes the Company can generate sufficient internal cash flow to support its operations. In addition, management believes the Company will be able to secure additional financing from a bank to provide additional working capital as needed. However, there are no guarantees that any or all of these items will be accomplished.

If the Company does not return to profitability, however, it is unlikely that it will be able to secure such bank financing. In such a case, the Company could further reduce costs to a level which would permit it to operate profitably by relying on the revenue stream generated by its time/weather/temperature and services business. However, the Company does not believe that this additional cost cutting measure will be necessary.

The Company did not pay a dividend on Class A common stock in 2000 or 2001. If the Company does not pay a minimum dividend of $.08 per share on Class A common stock in 2002, or approximately $161,000, the holders of Class A common stock will be entitled to vote in 2003.

Management believes that the actions it has taken as described above, together with continuing to control costs and the close monitoring of operations, provide the opportunity for the Company to continue as a going concern.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION
The Company sells and leases equipment and related services. Terms of sales and leases are documented on purchase orders and sales agreements. There are no multi-element contracts. Revenue from equipment sales is recognized at the time of shipment. Revenue from operating leases of time/weather/temperature equipment is recognized on a monthly basis as the monthly lease amount is billed to the customer. Revenue from services is recognized when the related service is provided. Revenue from the sale of maintenance contracts is deferred and recognized evenly over the term of the contract.

Sales of the Company's Audichron(R) 410 interactive systems are accounted for as sales-type leases. Revenue is recognized upon shipment of these systems to the customer. The difference between the expected minimum payments and the revenue recognized for each agreement is unearned revenue. The unearned revenue is amortized over the term of each agreement using the effective interest method.

Revenue from sales-type leases, operating leases and services were approximately 59%, 30%, and 36% of total revenue in 2001, 2000 and 1999, respectively.


3. SALES-TYPE LEASES

The Company engages in sales agreements with customers for Audichron(R) 410 systems that are accounted for as sales-type leases. The agreements have varying length terms expiring in various years through 2006.

Following is a summary of the components of the Company's net investment in sales-type leases at December 31:

                                                         2001         2000
--------------------------------------------------------------------------------

Total minimum lease payments to be received          $1,452,964    $2,147,322
Unearned revenue                                       (419,507)     (741,043)
Allowance for doubtful accounts                         (23,487)      (23,487)
--------------------------------------------------------------------------------

Net investment in sales-type leases                  $1,009,970   $1,382,792
--------------------------------------------------------------------------------

Future minimum lease payments to be received under these agreements at December
31, 2001 are as follows:


Year                                                              Lease Payments
--------------------------------------------------------------------------------

2002                                                              $   624,596
2003                                                                  466,646
2004                                                                  292,805
2005                                                                   64,520
2006                                                                    4,397
--------------------------------------------------------------------------------

Total minimum lease payments to be received                       $ 1,452,964
--------------------------------------------------------------------------------


15. COMPANY OPERATIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses over the past six quarters. In addition, the Company has used substantial amounts of working capital in its operations. The losses and use of working capital were a result of the significant decrease in sales caused by lower customer demand for the Company's products. The Company's customers were severely impacted by slowing economic conditions, especially in the domestic telecommunications industry, where falling stock prices, financial losses, and workforce reductions adversely impacted customers' buying decisions. In addition, the terrorist attacks of September 11, 2001, further slowed customers' purchasing cycles.

To address the resultant cash flow requirements caused by the decrease in sales, the Company entered into a sale leaseback transaction in 2001 with an affiliate for the building and associated land in Waukesha, Wisconsin which serves as the Company's principal office and manufacturing facility. The proceeds from the transaction were used to pay off remaining amounts outstanding under a revolving credit facility with a bank and to fund working capital. The revolving credit facility agreement with the bank was subsequently terminated. In addition, the Company reduced its workforce by almost 50% during the year through a combination of terminations and lay-offs.

As of December 31, 2001, the Company had no borrowings. Working capital was $1,625,000, and the Company's current ratio was 3.2. With the workforce reductions in 2001 and strict control of all costs, the Company has significantly reduced the sales levels necessary to turn its operations profitable. Sales increased steadily during the fourth quarter of 2001, and the Company began shipments in December 2001 of its two new products, the Emcee and Z-10. The order backlog increased to $561,000 as of December 31, 2001. The Company will continue to monitor its operations to determine if additional cost savings measures need to be implemented to improve cash flow.

To supplement cash flow in the short-term, the Company has signed an agreement with an affiliate for up to $200,000 of borrowing availability. The Company is optimistic that market conditions and demand for the Company's new products will continue to improve and that the Company's operations will return to profitability within the next 12 months. If the Company's operations become profitable, management believes the Company can generate sufficient internal cash flow to support its operations. In addition, management believes the Company will be able to secure additional financing from a bank to provide additional working capital as needed. However, there are no guarantees that any or all of these items will be accomplished.

If the Company does not return to profitability, however, it is unlikely that it will be able to secure such bank financing. In such a case, the Company could further reduce costs to a level which would permit it to operate profitably by relying on the revenue stream generated by its time/weather/temperature and services business. However, the Company does not believe that this additional cost cutting measure will be necessary.

Management believes that the actions it has taken as described above, together with continuing to control costs and the close monitoring of operations, provide the opportunity for the Company to continue as a going concern.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to by signed on its behalf by the undersigned thereunto duly authorized.

                                            ELECTRONIC TELE-COMMUNICATIONS, INC.



                                        By: /s/ Jeffrey M. Nigl
                                            ------------------------------------
                                                Jeffrey M. Nigl
                                        Vice President, Chief Financial
                                        Officer, Treasurer and Principal
                                                Accounting Officer

Date: April 18, 2002