Form 10QSB
period 2002-03-31
ELECTRONIC TELE COMMUNICATIONS INC
filed 2002-05-13
CIK 773547

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the Quarterly Period ended March 31, 2002

                                       OR

             [ ] Transition Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


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




As of May 1, 2002, there were outstanding 2,009,149 shares of Class A common stock and 499,998 shares of Class B common stock. The Class B common stock, 87.9% of which is owned by affiliates, is the only voting stock. The Class B common stock is not traded on an exchange.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.

                                      INDEX


                                                                            Page

PART I  Financial Information

        Item 1. Financial Statements

                Balance Sheets ................................................2

                Statements of Operations ......................................3

                Statements of Cash Flows ......................................4

                Notes to Financial Statements .................................5

        Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ....................................7

        Item 3. Quantitative and Qualitative Disclosures about Market Risk.....9

PART II Other Information

        Item 4. Submission of Matters to a Vote of Security Holders ...........9

        Item 6. Exhibits and Reports on Form 8-K .............................10

SIGNATURES ...................................................................10

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                                 BALANCE SHEETS
                      March 31, 2002 and December 31, 2001

                                                              (UNAUDITED)     (Note 1)
                                                               MARCH 31      December 31
                                                                 2002           2001
                                                              --------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $    32,860    $    64,811
  Trade accounts receivable, net                                  671,803        431,310
  Inventories (Note 2)                                          1,250,505      1,380,151
  Net investment in sales-type leases                             372,376        391,060
  Prepaid expenses and other current assets                       114,841         91,140
                                                              --------------------------
    Total current assets                                        2,442,385      2,358,472

PROPERTY, PLANT AND EQUIPMENT, NET                                392,363        434,945
NET INVESTMENT IN SALES-TYPE LEASES                               532,646        618,910
GOODWILL (Note 3)                                                 790,596        790,596
OTHER ASSETS (Note 4)                                              39,500             --
                                                              --------------------------

Total Assets                                                  $ 4,197,490    $ 4,202,923
                                                              ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving credit facility (Note 5)                          $    87,005    $        --
  Accounts payable                                                124,154         99,806
  Accrued expenses                                                414,588        381,141
  Income taxes payable                                             66,214         65,630
  Deferred revenue                                                125,215        123,931
  Deferred gain on sale of building                                62,675         62,675
                                                              --------------------------
    Total current liabilities                                     879,851        733,183

DEFERRED GAIN ON SALE OF BUILDING                                 401,701        417,370
                                                              --------------------------
    Total liabilities                                           1,281,552      1,150,553

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000 shares, none issued            --             --
  Class A common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 2,009,149 shares        20,091         20,091
  Class B common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 499,998 shares           5,000          5,000
  Additional paid-in capital                                    3,335,647      3,335,647
  Retained earnings (deficit)                                    (444,800)      (308,368)
                                                              --------------------------
    Total stockholders' equity                                  2,915,938      3,052,370
                                                              --------------------------
Total Liabilities and Stockholders' Equity                    $ 4,197,490    $ 4,202,923
                                                              ==========================


The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
         THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001 - (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                        MARCH 31
                                              --------------------------------
                                                    2002              2001
                                              --------------------------------
NET SALES                                        $ 1,109,558      $ 1,671,825

COST OF PRODUCTS SOLD                                542,284        1,005,689
                                              --------------------------------

GROSS PROFIT                                         567,274          666,136

OPERATING EXPENSES:
  General and administrative                         192,930          301,314
  Marketing and selling                              273,822          539,673
  Research and development                           234,824          516,829
                                              --------------------------------
                                                     701,576        1,357,816
                                              --------------------------------

EARNINGS (LOSS) FROM OPERATIONS                     (134,302)        (691,680)

OTHER INCOME (EXPENSE):
  Interest expense                                    (1,130)         (14,569)
                                              --------------------------------

EARNINGS (LOSS) BEFORE INCOME TAXES                 (135,432)        (706,249)

  Income taxes                                         1,000            1,000

                                              --------------------------------
NET EARNINGS (LOSS)                               $ (136,432)      $ (707,249)
                                              ================================

BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE:
  Class A common                                     $ (0.05)         $ (0.28)
  Class B common                                     $ (0.05)         $ (0.28)


The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
         THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001 - (UNAUDITED)


                                                               THREE MONTHS ENDED MARCH 31
                                                               ----------------------------
                                                                   2002             2001
                                                               ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                          $(136,432)        $(707,249)
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                               46,342            75,506
      (Gain) loss from sale of property, plant and equipment     (15,229)             --
        Changes in operating assets and liabilities:
          Accounts receivable                                   (240,493)          765,975
          Inventories                                            129,646          (236,505)
          Net investment in sales-type leases                    104,948            75,002
          Prepaid expenses and other assets                      (63,201)           (4,032)
          Accounts payable and accrued expenses                   57,795          (101,979)
          Income taxes                                               584            49,846
          Deferred revenue                                         1,284            35,852
                                                               ----------------------------
            Total adjustments                                     21,676           659,665
                                                               ----------------------------
        Net cash provided by (used in) operating activities     (114,756)          (47,584)
                                                               ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (4,200)          (36,490)
                                                               ----------------------------
        Net cash provided by (used in) investing activities       (4,200)          (36,490)
                                                               ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) borrowings on revolving credit facility, net         87,005           (55,000)
                                                               ----------------------------
        Net cash provided by (used in) financing activities       87,005           (55,000)
                                                               ----------------------------

Net increase (decrease) in cash and cash equivalents             (31,951)         (139,074)

Cash and cash equivalents at beginning of year                    64,811           242,612
                                                               ----------------------------


Cash and cash equivalents at end of period                     $  32,860         $ 103,538
                                                               ===========================

Supplemental disclosures of cash flow information:
  Cash received from income tax refunds                        $     510         $   1,154
  Cash paid for income taxes                                        --              50,000
  Cash paid for interest expense                                     564            17,230


The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2002 - (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's 2001 Annual Report to Shareholders.

2. INVENTORIES

Inventories consisted of the following:

                                                  MARCH 31      December 31
                                                    2002           2001
                                                 -----------    -----------

         Raw materials and supplies              $   416,815    $   417,752
         Work-in-process and finished goods          685,836        785,778
         Maintenance and demo parts                  286,159        302,849
         Reserve for obsolescence                   (138,305)      (126,228)
                                                 -----------    -----------

         Total inventories                       $ 1,250,505    $ 1,380,151
                                                 ===========    ===========

3. NEW ACCOUNTING PRONOUNCEMENT

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 effective January 1, 2002. The impairment analysis for goodwill and other intangible assets with indefinite useful lives has been completed and no impairment charge was taken at the time of adoption or during the three-month period ended March 31, 2002. The amount of goodwill amortization taken in 2001, the year prior to adoption of SFAS No. 142, was $30,256.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2002 - (UNAUDITED)
                                   (CONTINUED)


4. OTHER ASSETS

Other assets of $39,500 as of March 31, 2002, consisted entirely of capitalized software production costs in accordance with SFAS No. 86, "Accounting for Computer Software to be Sold, Leased, or Otherwise Marketed." These costs will be amortized on a straight-line basis over the remaining estimated economic life of the product.

5. REVOLVING CREDIT FACILITY

On January 22, 2002, the Company signed a revolving credit facility with esitec, llc, an affiliate. The term of the revolving credit facility ends December 31, 2002. Under the revolving credit facility, the Company can borrow up to a maximum of $200,000. Interest is payable monthly at a rate of 2% over prime, and any outstanding balances of principal and interest are due at the end of the term. The revolving credit facility is secured by trade accounts receivable. As of March 31, 2002, the Company has borrowed $87,005 under the revolving credit facility.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales were $1,109,558 and $1,671,825 for the three-month periods ended March 31, 2002 and 2001, respectively. The significant decrease in net sales for the three-month period ended March 31, 2002, was due primarily to lower customer demand for the Company's interactive voice information systems. Included in net sales were revenues from sales of the Company's interactive voice information systems of $267,289 or 24% of net sales, and $749,494 or 45% of net sales, for the three-month periods ended March 31, 2002 and 2001, respectively. The Company's customers have been severely impacted by slowing economic conditions, especially in the domestic telecommunications industry, where falling stock prices, financial losses, and workforce reductions have adversely impacted customers' buying decisions. It is not possible to predict the duration of depressed conditions in these customer industries. In addition, the terrorist attacks of September 11, 2001, further slowed the customers' purchasing cycle. Revenues from operating leases, sales-type leases, and services were $713,446 or 64% of net sales for the 2002 three-month period, compared to $810,183 or 48% of net sales for the corresponding 2001 three-month period. The decrease in these sales dollars was due primarily to lower lease revenue from the Company's time weather temperature systems. Product pricing for the Company's equipment remained relatively constant between periods, and inflation did not have a material impact on revenues.

For the three-month periods ended March 31, 2002 and 2001, the gross profit percentage was 51% and 40%, respectively. Despite the decrease in net sales between periods, the gross profit percentage in the 2002 three-month period showed a substantial increase due to the effect of the Company's cost savings measures that were implemented during 2001, including reductions of manufacturing personnel and related costs.

For the three-month periods ended March 31, 2002 and 2001, total operating expenses were $701,576 or 63% of net sales, and $1,357,816 or 81% of net sales, respectively. General and administrative expenses, sales and marketing expenses, and research and development expenses were all significantly lower for the 2002 three-month period due to cost savings programs and staff downsizing implemented beginning late in the first quarter of 2001 and continuing into the third quarter of 2001. The staff downsizing has reduced the Company's workforce by approximately 50% and included all departments within the Company. The reductions implemented since the first quarter of 2001 are designed to save the Company approximately $3,000,000 on an annualized basis. In addition, general and administrative expenses included goodwill amortization of $7,564 in the 2001 first quarter that did not occur in the 2002 first quarter because of the adoption of SFAS No. 142.

Net other expenses were $1,130 for the three-month period ended March 31, 2002, compared to $14,569 for the corresponding three-month period of 2001. The decrease between periods of net other expenses was due to less interest expense incurred on lower borrowings during the 2002 three-month period.

For the three-month period ended March 31, 2002, there was a net loss of $136,432, compared to a net loss of $707,249 for the three-month period ended March 31, 2001. Despite lower sales in the 2002 period, the loss decreased significantly due primarily to the cost savings programs and staff downsizing which improved gross margins and reduced operating expenses. The income tax expense in the 2002 and 2001 periods was related to minimum state taxes due in various states.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


LIQUIDITY AND SOURCES OF CAPITAL

Working capital was $1,562,534 at March 31, 2002, compared to $1,625,289 for December 31, 2001. The decrease in working capital was primarily due to the net loss. Cash used by operating activities in the 2002 first quarter of $114,756 was a result of the net loss and an increase in accounts receivable, partially offset by a decrease in inventories and sales-type leases. Cash used by operating activities in the 2001 quarter was due primarily to the net loss and an increase in inventories, partially offset by a large decrease in accounts receivable which was a result of the timing of several large sales made in the fourth quarter of 2000 that were paid in the first quarter of 2001.

For the three-month period ended March 31, 2002, cash provided by borrowings was used to finance the net loss. For the three-month period ended March 31, 2001, cash provided by the reduction in accounts receivable was used to finance the net loss, purchase capital equipment, and reduce borrowings.

The Company has sustained substantial operating losses over the past seven quarters, however the level of losses has been decreasing over the last three quarters. In addition, the Company has used substantial amounts of working capital in its operations. The losses and use of working capital were a result of the significant decrease in sales caused by lower customer demand for the Company's products. The Company's customers were severely impacted by slowing economic conditions, especially in the domestic telecommunications industry, where falling stock prices, financial losses and workforce reductions adversely impacted customers' buying decisions. In addition, the terrorist attacks of September 11, 2001 further slowed customers' purchasing cycles.

To address the resultant cash flow requirements caused by the decrease in sales, the Company entered into a sale leaseback transaction in 2001 with an affiliate for the building and associated land in Waukesha, Wisconsin which serves as the Company's principal office and manufacturing facility. The proceeds from the transaction were used to pay off remaining amounts outstanding under a revolving credit facility with a bank and to fund working capital. The revolving credit facility agreement with the bank was subsequently terminated. In addition, the Company reduced its workforce by almost 50% during 2001 through a combination of terminations and lay-offs.

To supplement cash flow in the short-term, the Company has signed an agreement with an affiliate for up to $200,000 of borrowing availability. As of March 31, 2002, the Company had borrowings of $87,005. Working capital was $1,562,534, and the Company's current ratio was 2.8. With the workforce reductions in 2001 and strict control of all costs, the Company has significantly reduced the sales levels necessary to turn its operations profitable. Sales increased steadily during the fourth quarter of 2001 and the first quarter of 2002, and the Company began shipments in December 2001 of two new products, the Emcee and Z-10. The order backlog increased to $812,000 as of March 31, 2002 from $561,000 at December 31, 2001. The Company will continue to monitor its operations to determine if additional cost savings measures need to be implemented to improve cash flow.

The Company is optimistic that market conditions and demand for the Company's new products will continue to improve and that the Company's operations will return to profitability within the next 12 months. If the Company's operations become profitable, management believes the Company can generate sufficient internal cash flow to support its operations. In addition, assuming profitable operations, management believes the Company will be able to secure additional financing from a bank to provide additional working capital as needed. However, there are no guarantees that any or all of these items will be accomplished.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


If the Company does not return to profitability, however, it is unlikely that it will be able to secure such bank financing. In such case, the Company could further reduce costs to a level which would permit it to operate profitably by relying on the revenue stream generated by its time/weather/temperature and services business. However, the Company does not believe that this additional cost cutting measure will be necessary.

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

FORWARD LOOKING INFORMATION

From time to time, information provided by the Company, statements made by its employees, and information included in its filings with the Securities and Exchange Commission which are not historical facts are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such forward-looking information is provided pursuant to the Safe Harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties including, but not limited to, improved conditions in the Company's markets, the availability of adequate working capital and credit facilities, the ability successfully to complete development of and bring to market new products for which there is customer demand, technology changes, backlog, status of the economy, governmental regulations, sources of supply, expense structure, product mix, major customers, competition, litigation, and other risk factors detailed in the Company's filings of Form 10-KSB with the Securities and Exchange Commission. Investors are encouraged to consider the risks and uncertainties included in those filings.



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



                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the Registrant on May 3, 2002, shareholders voted on the election of directors for a one-year term. The Class B common stock of the Registrant is the only class of voting securities. The Class B common stock is not registered under the Securities Exchange Act of 1934. There was no solicitation in opposition to the nominees proposed and there were no abstentions or broker non-votes. Each of the nominees were elected as follows:

                    Director           Votes          Votes
                      Name              For          Withheld
                      ----              ---          --------
            Dean W. Danner            439,527              0
            Bonita M. Danner          439,527              0
            Hazel Danner              439,527              0
            George W. Danner          439,527              0
            A. William Huelsman       439,527              0
            Joanne B. Huelsman        439,527              0
            Peter J. Lettenberger     439,527              0
            Richard A. Gabriel        439,527              0
            R.W. (Johnny) Johns       439,527              0


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

                                           ELECTRONIC TELE-COMMUNICATIONS, INC.



                                                    /s/ Dean W. Danner
                                           -------------------------------------
                                                      Dean W. Danner
                                                       President and
                                                  Chief Executive Officer



                                                    /s/ Jeffrey M. Nigl
                                           -------------------------------------
                                                      Jeffrey M. Nigl
                                              Vice President, Chief Financial
                                             Officer, Treasurer and Principal
                                                    Accounting Officer



Date: May 10, 2002