Form 10QSB
period 2002-06-30
ELECTRONIC TELE COMMUNICATIONS INC
filed 2002-07-23
CIK 773547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the Quarterly Period ended June 30, 2002

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




As of July 19, 2002, there were outstanding 2,009,149 shares of Class A common stock and 499,998 shares of Class B common stock. The Class B common stock, 87.9% of which is owned by affiliates, is the only voting stock. The Class B common stock is not traded on an exchange.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.

                                      INDEX


                                                                                    Page

PART I   Financial Information

         Item 1.  Financial Statements

                  Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . 2

                  Statements of Operations . . . . . . . . . . . . . . . . . . . . . 3

                  Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . 4

                  Notes to Financial Statements  . . . . . . . . . . . . . . . . . . 5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations  . . . . . . . . . . . . . . . . . . . 7

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk . . . .10

PART II  Other Information

         Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10


                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                                 BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001

                                                               (UNAUDITED)    (Note 1)
                                                                 JUNE 30     December 31
                                                                   2002         2001
                                                              --------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $   376,168    $    64,811
  Trade accounts receivable, net                                  550,543        431,310
  Inventories (Note 2)                                          1,121,986      1,380,151
  Net investment in sales-type leases                             363,361        391,060
  Prepaid expenses and other current assets                        90,038         91,140
                                                              --------------------------
    Total current assets                                        2,502,096      2,358,472

PROPERTY, PLANT AND EQUIPMENT, NET                                319,656        434,945
NET INVESTMENT IN SALES-TYPE LEASES                               461,145        618,910
GOODWILL (Note 3)                                                 790,596        790,596
OTHER ASSETS (Note 4)                                              70,406             --
                                                              --------------------------
Total Assets                                                  $ 4,143,899    $ 4,202,923
                                                              ==========================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving credit facility (Note 5)                          $        --      $      --
  Accounts payable                                                 95,924         99,806
  Accrued expenses                                                410,377        381,141
  Income taxes payable                                             65,999         65,630
  Deferred revenue and customer deposits                          179,142        123,931
  Deferred gain on sale of building                                62,675         62,675
                                                              --------------------------
    Total current liabilities                                     814,117        733,183

DEFERRED GAIN ON SALE OF BUILDING                                 386,033        417,370
                                                              --------------------------

    Total liabilities                                           1,200,150      1,150,553

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000 shares, none issued            --             --
  Class A common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 2,009,149 shares        20,091         20,091
  Class B common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 499,998 shares           5,000          5,000
  Additional paid-in capital                                    3,335,647      3,335,647
  Retained earnings (deficit)                                    (416,989)      (308,368)
                                                              --------------------------
    Total stockholders' equity                                  2,943,749      3,052,370
                                                              --------------------------

Total Liabilities and Stockholders' Equity                    $ 4,143,899    $ 4,202,923
                                                              ==========================

The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
  THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001 - (UNAUDITED)


                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            JUNE 30                             JUNE 30
                                                 ------------------------------    ----------------------------
                                                     2002             2001               2002            2001
                                                 ------------------------------    ----------------------------
NET SALES                                        $  1,300,470   $   1,214,925      $   2,410,028  $   2,886,750

COST OF PRODUCTS SOLD                                 567,326         753,705          1,109,610      1,759,394
                                                 ----------------------------      ----------------------------
GROSS PROFIT                                          733,144         461,220          1,300,418      1,127,356

OPERATING EXPENSES:
  General and administrative                          181,539         304,056            374,469        605,370
  Marketing and selling                               302,849         475,455            576,671      1,015,128
  Research and development                            218,339         384,566            453,163        901,395
                                                 ----------------------------      ----------------------------
                                                      702,727       1,164,077          1,404,303      2,521,893
                                                 ----------------------------      ----------------------------
EARNINGS (LOSS) FROM OPERATIONS                        30,417        (702,857)          (103,885)    (1,394,537)

OTHER INCOME (EXPENSE):
  Interest expense
                                                       (1,606)        (19,934)            (2,736)       (34,503)
                                                 ----------------------------      ----------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES                    28,811        (722,791)          (106,621)    (1,429,040)

  Income taxes                                          1,000           1,000              2,000          2,000
                                                 ----------------------------      ----------------------------
NET EARNINGS (LOSS)                              $     27,811   $    (723,791)     $    (108,621) $  (1,431,040)
                                                 ============================      ============================

BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE:
  Class A common                                 $       0.01   $       (0.29)     $       (0.04) $       (0.57)
  Class B common                                 $       0.01   $       (0.29)     $       (0.04) $       (0.57)


The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
          SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001 - (UNAUDITED)



                                                                                 SIX MONTHS ENDED JUNE 30
                                                                           ---------------------------------
                                                                               2002                   2001
                                                                           ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                      $   (108,621)       $   (1,431,040)
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                               96,372              152,631
      (Gain) loss from sale of property, plant and equipment                     (31,763)                   -
        Changes in operating assets and liabilities:
          Accounts receivable                                                   (119,233)           1,020,925
          Inventories                                                            258,165             (118,773)
          Net investment in sales-type leases                                    185,464              172,143
          Prepaid expenses and other current assets                                1,102               48,292
          Accounts payable and accrued expenses                                   25,354             (133,436)
          Income taxes                                                               369               50,037
          Deferred revenue and customer deposits                                  55,211                9,284
                                                                           ----------------------------------
            Total adjustments                                                    471,041            1,201,103
                                                                           ----------------------------------
        Net cash provided by (used in) operating activities                      362,420             (229,937)
                                                                           ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (11,074)             (32,121)
  Proceeds from sale of property, plant and equipment                             33,711                    -
  Capitalized software production costs                                          (73,700)                   -
                                                                           ----------------------------------
        Net cash provided by (used in) investing activities                      (51,063)             (32,121)
                                                                           ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) borrowings on revolving credit facility, net                              -              140,000
                                                                           ----------------------------------
        Net cash provided by (used in) financing activities                            0              140,000
                                                                           ----------------------------------

Net increase (decrease) in cash and cash equivalents                             311,357             (122,058)

Cash and cash equivalents at beginning of year                                    64,811              242,612
                                                                           ----------------------------------
Cash and cash equivalents at end of period                                 $     376,168       $      120,554
                                                                           ==================================
Supplemental disclosures of cash flow information:
  Cash received from income tax refunds                                    $           -       $       50,000
  Cash paid for income taxes                                                       1,725                1,963
  Cash paid for interest expense                                                   2,736               34,628


The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 2002 - (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished herein reflects all adjustments and accruals that management believes is necessary to fairly state the operating results for the respective periods. Operating results for the three-month and six-month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's 2001 Annual Report to Shareholders.

2. INVENTORIES

Inventories consisted of the following:

                                                 JUNE 30           December 31
                                                  2002                2001
                                               -----------         -----------
     Raw materials and supplies                $   335,889         $   417,752
     Work-in-process and finished goods            616,646             785,778
     Maintenance and demo parts                    259,679             302,849
     Reserve for obsolescence                      (90,228)           (126,228)
                                               -----------         -----------

     Total inventories                         $ 1,121,986         $ 1,380,151
                                               ===========         ===========

3. NEW ACCOUNTING PRONOUNCEMENT

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 effective January 1, 2002. The impairment analysis for goodwill and other intangible assets with indefinite useful lives has been completed and no impairment charge was taken at the time of adoption or during the three-month or six-month periods ended June 30, 2002. The amount of goodwill amortization taken in 2001, the year prior to adoption of SFAS No. 142, was $30,256.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 2002 - (UNAUDITED)
                                   (CONTINUED)


4. OTHER ASSETS

Other assets of $70,406 as of June 30, 2002, consisted entirely of capitalized software production costs in accordance with SFAS No. 86, "Accounting for Computer Software to be Sold, Leased, or Otherwise Marketed." These costs are being amortized on a straight-line basis over the remaining estimated economic life of the product. As of June 30, 2002, gross capitalized software production costs of $73,700 were reduced by $3,294 of accumulated amortization.

5. REVOLVING CREDIT FACILITY

On January 22, 2002, the Company signed a revolving credit facility with esitec, llc, an affiliate. The term of the revolving credit facility ends December 31, 2002. Under the revolving credit facility, the Company can borrow up to a maximum of $200,000. Interest is payable monthly at a rate of 2% over prime, and any outstanding balances of principal and interest are due at the end of the term. The revolving credit facility is secured by trade accounts receivable. As of June 30, 2002, the Company had no borrowings under the revolving credit facility. Interest paid for borrowings on the revolving credit facility during the six-month period ended June 30, 2002 was $2,736.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales were $1,300,470 and $1,214,925 for the three-month periods ended June 30, 2002 and 2001, respectively. Net sales for the six-month period ended June 30, 2002, were $2,410,028, compared to $2,886,750 for the corresponding period of 2001. The increase in net sales for the three-month period ended June 30, 2002, was due primarily to increased sales of the Company's interactive voice information systems versus the comparable 2001 quarter. The decrease in net sales for the six-month period ended June 30, 2002, was due primarily to lower customer demand during the first quarter for the Company's interactive voice information systems versus the comparable period in the prior year. Included in net sales were revenues from sales of the Company's interactive voice information systems of $647,218 or 27% of net sales, and $1,029,208 or 36% of net sales, for the six-month periods ended June 30, 2002 and 2001, respectively. The Company's customers have been severely impacted by slowing economic conditions, especially in the domestic telecommunications industry, where falling stock prices, financial losses, and workforce reductions have adversely impacted customers' buying decisions. It is not possible to predict the duration of depressed conditions in these customer industries. In addition, the terrorist attacks of September 11, 2001, further slowed customer purchasing cycles. Revenues from operating leases, sales-type leases, and services were $1,416,804 or 59% of net sales for the 2002 six-month period, compared to $1,682,159 or 58% of net sales for the corresponding 2001 six-month period. The decrease in these sales dollars was due primarily to lower lease revenue from the Company's time weather temperature systems. Product pricing for the Company's equipment remained relatively constant between periods, and inflation did not have a material impact on revenues.

For the three-month periods ended June 30, 2002 and 2001, the gross profit percentage was 56% and 38%, respectively. Gross profit as a percentage of sales for the six-month periods ended June 30, 2002 and 2001, were 54% and 39% respectively. The gross profit percentage in the 2002 three-month and six-month periods showed a substantial increase due to the effect of the Company's cost reduction measures that were implemented during 2001, including reductions of manufacturing personnel and related costs. In addition, the product mix in the 2002 periods included more of the Company's newer Emcee and Z-10 products which contributed to the higher gross margins.

For the three-month periods ended June 30, 2002 and 2001, total operating expenses were $702,727 or 54% of net sales, and $1,164,077 or 96% of net sales, respectively. Total operating expenses were $1,404,303 or 58% of net sales for the six-month period ended June 30, 2002, compared to $2,521,893 or 87% for the corresponding period of 2001. General and administrative expenses, sales and marketing expenses, and research and development expenses were all significantly lower for the 2002 three-month and six-month periods due to cost reduction programs and staff downsizing implemented beginning late in the first quarter of 2001 and continuing into the third quarter of 2001. The staff downsizing has reduced the Company's workforce by approximately 50% and included all departments within the Company. The reductions implemented since the first quarter of 2001 are designed to save the Company approximately $3,000,000 on an annualized basis. In addition, general and administrative expenses included goodwill amortization of $15,128 in the 2001 six-month period that did not occur in the comparable 2002 period because of the adoption of SFAS No. 142.

Net other expenses were $2,736 for the six-month period ended June 30, 2002, compared to $34,503 for the corresponding six-month period of 2001. The decrease between periods of net other expenses was due to less interest expense incurred on lower borrowings during the 2002 six-month period.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


For the three-month period ended June 30, 2002, net earnings were $27,811, compared to a net loss of $723,791 for the three-month period ended June 30, 2001. Net loss for the six-month period ended June 30, 2002 was $108,621 compared to a net loss of $1,431,040 for the corresponding period of 2001. The net earnings for the three-month period ended June 30, 2002, and the significant decrease in the loss for the six-month period ended June 30, 2002, were due primarily to the cost reduction programs and staff downsizing which improved gross margins and reduced operating expenses. The income tax expense in the 2002 and 2001 periods was related to minimum state taxes due in various states.


LIQUIDITY AND SOURCES OF CAPITAL

Working capital was $1,687,979 at June 30, 2002, compared to $1,625,289 for December 31, 2001. The slight increase in working capital was primarily due to payments received on sales-type leases and sales of inventory and fixed assets, partially offset by the net loss. Cash provided by operating activities in the 2002 six-month period of $362,420 was a result of a decrease in inventories and collections on sales-type leases, partially offset by an increase in accounts receivable and the net loss. Cash used by operating activities in the 2001 six-month period of $229,937 was due primarily to the net loss and an increase in inventories, partially offset by a large decrease in accounts receivable which was a result of the timing of several large sales made in the fourth quarter of 2000 that were paid in the first quarter of 2001.

For the six-month period ended June 30, 2002, cash provided by a decrease in inventories and increased collections on sales-type leases was used to finance an increase in accounts receivable and the net loss. For the six-month period ended June 30, 2001, cash provided by the reduction in accounts receivable and borrowing on the revolving credit facility was used to finance the net loss, purchase capital equipment, and increase inventories.

The Company has sustained substantial operating losses over the past two years. However the level of losses has been decreasing over the last four quarters and has turned to a profit for the quarter ended June 30, 2002. In addition, the Company has used substantial amounts of working capital in its operations. The losses and use of working capital were a result of the significant decrease in sales caused by lower customer demand for the Company's products. The Company's customers were severely impacted by slowing economic conditions, especially in the domestic telecommunications industry, where falling stock prices, financial losses and workforce reductions adversely impacted customers' buying decisions. In addition, the terrorist attacks of September 11, 2001 further slowed customers' purchasing cycles.

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

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


To supplement cash flow in the short-term, the Company has signed an agreement with an affiliate for up to $200,000 of borrowing availability. As of June 30, 2002, the Company had no borrowings on the revolving credit facility. Working capital was $1,687,979, and the Company's current ratio was 3.1. With the workforce reductions in 2001 and strict control of all costs, the Company has significantly reduced the sales levels necessary to turn its operations profitable. Sales increased steadily during the fourth quarter of 2001 and the first and second quarters of 2002, and the Company began shipments in December 2001 of two new products, the Emcee and Z-10. The order backlog is approximately $507,000 as of June 30, 2002, compared to $264,000 at June 30, 2001. The Company will continue to monitor its operations to determine if additional cost savings measures need to be implemented to improve cash flow.

The Company is optimistic that market conditions and demand for the Company's new products will continue to improve and that the Company's operations will continue their return to profitability over the next 12 months. If the Company's operations continue to be profitable, management believes the Company can generate sufficient internal cash flow to support its operations. In addition, assuming profitable operations, management believes the Company will be able to secure additional financing from a bank to provide additional working capital as needed. However, there can be no assurance that any or all of these items will be accomplished.

If the Company does not continue its return to profitability, however, it is unlikely that it will be able to secure such bank financing. In such case, the Company may be able to further reduce costs to a level which would permit it to operate profitably by relying on the revenue stream generated by its time/weather/temperature and services business. However, the Company does not presently believe that this additional cost cutting measure will be necessary.

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

FORWARD LOOKING INFORMATION

From time to time, information provided by the Company, statements made by its employees, and information included in its filings with the Securities and Exchange Commission which are not historical facts are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such forward-looking information is provided pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties including, but not limited to, improved conditions in the Company's markets, the availability of adequate working capital and credit facilities, the ability successfully to complete development of and bring to market new products for which there is customer demand, technology changes, backlog, status of the economy, governmental regulations, sources of supply, expense structure, product mix, major customers, competition, litigation, and other risk factors detailed in the Company's filings of Form 10-KSB with the Securities and Exchange Commission. Investors are encouraged to consider the risks and uncertainties included in those filings.

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



                                  ELECTRONIC TELE-COMMUNICATIONS, INC.



                                           /s/ Dean W. Danner
                                    ---------------------------------
                                               Dean W. Danner
                                               President and
                                           Chief Executive Officer



                                           /s/ Jeffrey M. Nigl
                                    ---------------------------------
                                               Jeffrey M. Nigl
                                     Vice President, Chief Financial
                                     Officer, Treasurer and Principal
                                               Accounting Officer


Date: July 19, 2002