Form 10QSB
period 2002-09-30
ELECTRONIC TELE COMMUNICATIONS INC
filed 2002-11-12
CIK 773547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the Quarterly Period ended September 30, 2002

                                       OR

             [ ] Transition Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                         Commission File Number 0-13981


                      ELECTRONIC TELE-COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

        Wisconsin                                         39-1357760
(State of incorporation)                       (IRS Employer Identification No.)

                  1915 MacArthur Road Waukesha, Wisconsin 53188
                    (Address of principal executive offices)

                                 (262) 542-5600
                           (Issuer's telephone number)




As of November 11, 2002, there were outstanding 2,009,149 shares of Class A common stock and 499,998 shares of Class B common stock. The Class B common stock, 87.9% of which is owned by affiliates, is the only voting stock. The Class B common stock is not traded on an exchange.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.

                                      INDEX


                                                                                            Page
PART I   Financial Information

         Item 1.  Financial Statements

                  Balance Sheets ..........................................................    2

                  Statements of Operations ................................................    3

                  Statements of Cash Flows ................................................    4

                  Notes to Financial Statements ...........................................    5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations .............................................    7

         Item 3.  Controls and Procedures .................................................   10

PART II  Other Information

         Item 6.  Exhibits and Reports on Form 8-K ........................................   10

SIGNATURES ................................................................................   10

CERTIFICATIONS ............................................................................   11

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                                 BALANCE SHEETS
                    September 30, 2002 and December 31, 2001

                                                                (UNAUDITED)         (Note 1)
                                                                SEPTEMBER 30       December 31
                                                                    2002              2001
                                                                ------------      ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     $    189,437      $     64,811
  Trade accounts receivable, net                                     414,167           431,310
  Inventories (Note 2)                                             1,236,491         1,380,151
  Net investment in sales-type leases                                349,190           391,060
  Prepaid expenses and other current assets                           88,891            91,140
                                                                ------------      ------------
    Total current assets                                           2,278,176         2,358,472

PROPERTY, PLANT AND EQUIPMENT, NET                                   308,032           434,945
NET INVESTMENT IN SALES-TYPE LEASES                                  376,610           618,910
GOODWILL (Note 3)                                                    790,596           790,596
OTHER ASSETS (Note 4)                                                116,597                --
                                                                ------------      ------------

Total Assets                                                    $  3,870,011      $  4,202,923
                                                                ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving credit facility (Note 5)                            $         --      $         --
  Accounts payable                                                   180,293            99,806
  Accrued expenses                                                   394,812           381,141
  Income taxes payable                                                66,644            65,630
  Deferred revenue and customer deposits                              86,830           123,931
  Deferred gain on sale of building                                   62,675            62,675
                                                                ------------      ------------
    Total current liabilities                                        791,254           733,183

DEFERRED GAIN ON SALE OF BUILDING                                    370,364           417,370
                                                                ------------      ------------

    Total liabilities                                              1,161,618         1,150,553

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000 shares, none issued               --                --
  Class A common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 2,009,149 shares           20,091            20,091
  Class B common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 499,998 shares              5,000             5,000
  Additional paid-in capital                                       3,335,647         3,335,647
  Retained earnings (deficit)                                       (652,345)         (308,368)
                                                                ------------      ------------
    Total stockholders' equity                                     2,708,393         3,052,370
                                                                ------------      ------------

Total Liabilities and Stockholders' Equity                      $  3,870,011      $  4,202,923
                                                                ============      ============

The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
     THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001 -
                                   (UNAUDITED)

                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                 SEPTEMBER 30                        SEPTEMBER 30
                                        ------------------------------      ------------------------------
                                            2002              2001              2002              2001
                                        ------------      ------------      ------------      ------------
NET SALES                               $    728,375      $    918,605      $  3,138,403      $  3,805,355

COST OF PRODUCTS SOLD                        436,990           652,614         1,546,600         2,412,008
                                        ------------      ------------      ------------      ------------

GROSS PROFIT                                 291,385           265,991         1,591,803         1,393,347

OPERATING EXPENSES:
  General and administrative                 166,071           215,258           540,540           820,628
  Marketing and selling                      241,392           308,529           818,063         1,323,657
  Research and development                   182,278           273,032           635,441         1,174,427
                                        ------------      ------------      ------------      ------------
                                             589,741           796,819         1,994,044         3,318,712
                                        ------------      ------------      ------------      ------------

EARNINGS (LOSS) FROM OPERATIONS             (298,356)         (530,828)         (402,241)       (1,925,365)

OTHER INCOME (EXPENSE):
  Interest expense                                --            (3,880)           (2,736)          (38,383)
                                        ------------      ------------      ------------      ------------

EARNINGS (LOSS) BEFORE INCOME TAXES         (298,356)         (534,708)         (404,977)       (1,963,748)

  Income taxes (benefit)                     (63,000)            1,000           (61,000)            3,000
                                        ------------      ------------      ------------      ------------
NET EARNINGS (LOSS)                     $   (235,356)     $   (535,708)     $   (343,977)     $ (1,966,748)
                                        ============      ============      ============      ============

BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE:
  Class A common                        $      (0.09)     $      (0.21)     $      (0.14)     $      (0.78)
  Class B common                        $      (0.09)     $      (0.21)     $      (0.14)     $      (0.78)



The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
       NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001 - (UNAUDITED)


                                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                                 ------------------------------
                                                                     2002              2001
                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                            $   (343,977)     $ (1,966,748)
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                   139,532           210,970
      (Gain) loss from sale of property, plant and equipment          (68,132)          (17,231)
        Changes in operating assets and liabilities:
          Accounts receivable                                          17,143         1,008,870
          Inventories                                                 143,660            33,209
          Net investment in sales-type leases                         284,170           270,644
          Prepaid expenses and other current assets                     2,249           (29,478)
          Accounts payable and accrued expenses                        94,158          (157,441)
          Income taxes                                                  1,014            51,037
          Deferred revenue and customer deposits                      (37,101)           41,193
                                                                 ------------      ------------
            Total adjustments                                         576,693         1,411,773
                                                                 ------------      ------------
        Net cash provided by (used in) operating activities           232,716          (554,975)
                                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                 (5,387)          (42,581)
  Proceeds from sale of property, plant and equipment                  23,332         1,264,896
  Capitalized software production costs                              (126,035)               --
                                                                 ------------      ------------
        Net cash provided by (used in) investing activities          (108,090)        1,222,315
                                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) borrowings on revolving credit facility, net                  --          (870,000)
                                                                 ------------      ------------
        Net cash provided by (used in) financing activities                 0          (870,000)
                                                                 ------------      ------------

Net increase (decrease) in cash and cash equivalents                  124,626          (202,660)

Cash and cash equivalents at beginning of year                         64,811           242,612
                                                                 ------------      ------------
Cash and cash equivalents at end of period                       $    189,437      $     39,952
                                                                 ============      ============

Supplemental disclosures of cash flow information:
  Cash received from income tax refunds                          $     63,643      $     50,000
  Cash paid for income taxes                                            1,727             1,963
  Cash paid for interest expense                                        2,736            43,921



The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2002 - (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished herein reflects all adjustments and accruals that management believes is necessary to fairly state the operating results for the respective periods. Operating results for the three-month and nine-month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's 2001 Annual Report to Shareholders.

2. INVENTORIES

Inventories consisted of the following:

                                       SEPTEMBER 30      December 31
                                           2002              2001
                                       ------------      ------------
Raw materials and supplies             $    413,264      $    417,752
Work-in-process and finished goods          678,728           785,778
Maintenance and demo parts                  248,521           302,849
Reserve for obsolescence                   (104,022)         (126,228)
                                       ------------      ------------

Total inventories                      $  1,236,491      $  1,380,151
                                       ============      ============

3. NEW ACCOUNTING PRONOUNCEMENT

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 effective January 1, 2002. The impairment analysis for goodwill and other intangible assets with indefinite useful lives has been completed and no impairment charge was taken at the time of adoption or during the three-month or nine-month periods ended September 30, 2002. The amount of goodwill amortization taken in 2001, the year prior to adoption of SFAS No. 142, was $30,256.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2002 - (UNAUDITED)
                                   (CONTINUED)


4. OTHER ASSETS

Other assets of $116,597 as of September 30, 2002, consisted entirely of capitalized software production costs in accordance with SFAS No. 86, "Accounting for Computer Software to be Sold, Leased, or Otherwise Marketed." These costs are being amortized on a straight-line basis over the remaining estimated economic life of the product. As of September 30, 2002, gross capitalized software production costs of $126,035 were reduced by $9,438 of accumulated amortization.

5. REVOLVING CREDIT FACILITY

On January 22, 2002, the Company signed a revolving credit facility with esitec, llc, an affiliate. The term of the revolving credit facility ends December 31, 2002. Under the revolving credit facility, the Company can borrow up to a maximum of $200,000. Interest is payable monthly at a rate of 2% over prime, and any outstanding balances of principal and interest are due at the end of the term. The revolving credit facility is secured by trade accounts receivable. As of September 30, 2002, the Company had no borrowings under the revolving credit facility. Interest paid for borrowings on the revolving credit facility during the nine-month period ended September 30, 2002 was $2,736.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales were $728,375 and $918,605 for the three-month periods ended September 30, 2002 and 2001, respectively. Net sales for the nine-month period ended September 30, 2002, were $3,138,403, compared to $3,805,355 for the corresponding period of 2001. The decrease in net sales for the three-month and nine-month periods ended September 30, 2002, was due primarily to lower customer demand for the Company's interactive voice information systems versus the comparable periods in the prior year and lower revenues from leases and services. Included in net sales were revenues from sales of the Company's interactive voice information systems of $993,338 or 32% of net sales, and $1,126,790 or 30% of net sales, for the nine-month periods ended September 30, 2002 and 2001, respectively. The Company's customers continue to be severely impacted by slow economic conditions, especially in the domestic telecommunications industry, where falling stock prices, financial losses, and workforce reductions have adversely impacted customers' buying decisions. It is not possible to predict the duration of depressed conditions in these customer industries. In addition, the terrorist attacks of September 11, 2001, further slowed customer purchasing cycles. Revenues from operating leases, sales-type leases, and services were $2,078,834 or 66% of net sales for the 2002 nine-month period, compared to $2,461,035 or 65% of net sales for the corresponding 2001 nine-month period. The decrease in these sales dollars was due primarily to lower lease revenue from the Company's time weather temperature systems. It is anticipated that lease revenue will continue to fall but will be replaced by revenue from increased services provided to the sold time weather temperature systems that replace the leased units. Product pricing for the Company's equipment remained relatively constant between periods. Inflation did not have a material impact on revenues.

For the three-month periods ended September 30, 2002 and 2001, the gross profit percentage was 40% and 29%, respectively. Gross profit as a percentage of sales for the nine-month periods ended September 30, 2002 and 2001, were 51% and 37% respectively. The gross profit percentage in the 2002 three-month and nine-month periods showed a substantial increase due to the effect of the Company's cost reduction measures that were implemented during 2001, including reductions of manufacturing personnel and related costs. Overall, gross profit percentages in all periods presented were lower than historical gross profit percentages due to lower sales volumes over which to spread fixed manufacturing costs. In addition, the product mix in the 2002 periods included more of the Company's newer Emcee and Z-10 products which contributed to the higher gross margins.

For the three-month periods ended September 30, 2002 and 2001, total operating expenses were $589,741 or 81% of net sales, and $796,819 or 87% of net sales, respectively. Total operating expenses were $1,994,044 or 64% of net sales for the nine-month period ended September 30, 2002, compared to $3,318,712 or 87% for the corresponding period of 2001. Total operating expenses as a percentage of net sales for all periods presented were higher than historical percentages due to the substantially lower sales volumes over which to spread fixed operating expenses. General and administrative expenses, sales and marketing expenses, and research and development expenses were all significantly lower for the 2002 three-month and nine-month periods due to cost reduction programs and staff downsizing implemented beginning late in the first quarter of 2001 and continuing into the third quarter of 2001. The staff downsizing has reduced the Company's workforce by approximately 50% and included all departments within the Company. The reductions implemented since the first quarter of 2001 are designed to save the Company approximately $3,000,000 on an annualized basis. In addition, general and administrative expenses included goodwill amortization of $22,692 in the 2001 nine-month period that did not occur in the comparable 2002 period because of the adoption of SFAS No. 142.

Net other expenses were $2,736 for the nine-month period ended September 30, 2002, compared to $38,383 for the corresponding nine-month period of 2001. The decrease between periods of net other expenses was due to less interest expense incurred on lower borrowings during the 2002 nine-month period.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


For the three-month period ended September 30, 2002, net loss was $235,356, compared to a net loss of $535,708 for the three-month period ended September 30, 2001. Net loss for the nine-month period ended September 30, 2002 was $343,977 compared to a net loss of $1,966,748 for the corresponding period of 2001. The significant decreases in the loss for the three-month and nine-month periods ended September 30, 2002, were due primarily to the cost reduction programs and staff downsizing which improved gross margins and reduced operating expenses. The income tax benefit in the 2002 periods was due to a refund of federal taxes received by carrying back the 2001 net loss and offsetting it against prior year income. The income tax expense in the 2001 periods was related to minimum state taxes due in various states.


LIQUIDITY AND SOURCES OF CAPITAL

Working capital was $1,486,922 at September 30, 2002, compared to $1,625,289 for December 31, 2001. The decrease in working capital was primarily due to the net loss, partially offset by payments received on sales-type leases and sales of inventory and fixed assets. Cash provided by operating activities in the 2002 nine-month period of $232,716 was a result of a decrease in inventories and increased collections on sales-type leases, partially offset by the net loss. Cash used by operating activities in the 2001 nine-month period of $554,975 was due primarily to the net loss, partially offset by a large decrease in accounts receivable which was a result of the timing of several large sales made in the fourth quarter of 2000 that were paid in the first quarter of 2001.

For the nine-month period ended September 30, 2002, cash provided by a decrease in inventories and increased collections on sales-type leases was used to finance the net loss. For the nine-month period ended September 30, 2001, cash provided by the reduction in accounts receivable and a sale and leaseback transaction with an affiliate for the Company's principal office and land was used to finance the net loss, pay off bank borrowings, and purchase capital equipment.

The Company has sustained substantial operating losses over the past two years. Although the level of losses had been decreasing over the last five quarters ending June 30, 2002, the Company incurred another loss in the quarter ending September 30, 2002. In addition, the Company has used substantial amounts of working capital in its operations. The losses and use of working capital were a result of the significant decrease in sales caused by lower customer demand for the Company's products. The Company's customers were severely impacted by slowing economic conditions, especially in the domestic telecommunications industry, where falling stock prices, financial losses and workforce reductions adversely impacted customers' buying decisions. In addition, the terrorist attacks of September 11, 2001 further slowed customers' purchasing cycles.

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

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


To supplement cash flow in the short-term, the Company entered into an agreement with an affiliate for up to $200,000 of borrowing availability. As of September 30, 2002, the Company had no borrowings on the revolving credit facility. Working capital was $1,486,922, and the Company's current ratio was 2.9 at September 30, 2002. With the workforce reductions in 2001 and strict control of all costs, the Company has significantly reduced the sales levels necessary to turn its operations profitable. Sales increased steadily during the fourth quarter of 2001 and the first and second quarters of 2002 before falling off in the third quarter of 2002. The Company began shipments in December 2001 of two new products, the Emcee and Z-10. The order backlog is approximately $501,000 as of September 30, 2002, compared to $342,000 at September 30, 2001. The Company will continue to monitor its operations to determine if additional cost savings measures need to be implemented to improve cash flow.

Management is optimistic that market conditions and demand for the Company's new products will improve and that the Company's operations will return to profitability over the next 12 months. If the Company's operations return to profitability, management believes the Company can generate sufficient internal cash flow to support its operations. In addition, assuming profitable operations, management believes the Company will be able to secure additional financing from a bank to provide additional working capital as needed. However, there can be no assurance that any or all of these items will be accomplished.

If the Company does not return to profitability, however, it is unlikely that it will be able to secure such bank financing. In such case, the Company may be able to further reduce costs to a level which would permit it to operate profitably by relying on the revenue stream generated by its time/weather/temperature and services business.

The Company did not pay a dividend on Class A common stock in 2000 or 2001. If the Company does not pay a minimum dividend of $.08 per share on Class A common stock in 2002, or approximately $161,000, the holders of Class A common stock will be entitled to vote in 2003. The Company has not yet determined if it will pay a dividend in 2002.

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

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Base upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                           Exhibit 11       Computation of Earnings Per Share

                           Exhibit 99.1 Certification of Dean W. Danner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                           Exhibit 99.2 Certification of Jeffrey M. Nigl pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

                           None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ELECTRONIC TELE-COMMUNICATIONS, INC.



                                                   /s/ Dean W. Danner
                                       -----------------------------------------
                                                     Dean W. Danner
                                                     President and
                                                Chief Executive Officer



                                                  /s/ Jeffrey M. Nigl
                                       -----------------------------------------
                                                    Jeffrey M. Nigl
                                            Vice President, Chief Financial
                                           Officer, Treasurer and Principal
                                                   Accounting Officer
Date: November 11, 2002

                                 CERTIFICATIONS

I, Dean W. Danner, President and Chief Executive Officer of Electronic Tele-Communications, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Electronic Tele-Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002


/s/ Dean W. Danner
----------------------------------
Dean W. Danner
President and
Chief Executive Officer

                                 CERTIFICATIONS

I, Jeffrey M. Nigl, Vice President, Chief Financial Officer, and Treasurer of Electronic Tele-Communications, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Electronic Tele-Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002


/s/ Jeffrey M. Nigl
----------------------------------
Jeffrey M. Nigl
Vice President, Chief
Financial Officer,
and Treasurer