Form 10KSB
period 2002-12-31
ELECTRONIC TELE COMMUNICATIONS INC
filed 2003-03-26
CIK 773547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                                   For the year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                                   For the transition period from _____ to _____

                                   Commission File Number 0-13981


                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)

Wisconsin                                       39-1357760
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification No.)
 or organization)

1915 MacArthur Road, Waukesha, Wisconsin        53188
(Address of principal executive offices)        (Zip Code)

Issuer's telephone number  (262) 542-5600

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Class A Common Stock, Par Value $.01 per share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 2002 were $3,978,830.

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of March 3, 2003 was $288,991.

As of March 3, 2003, there were outstanding 2,009,149 shares of Class A common stock and 499,998 shares of Class B common stock. The Class B common stock is the only voting stock. 87.9% of the Class B common stock is owned by affiliates. There is no market for the Class B common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III incorporate by reference portions of Electronic
Tele-Communications' 2002 Annual Report to Shareholders. Part III incorporates by reference certain exhibits previously filed with Electronic
Tele-Communications' S-1 Registration Statement (No. 2-99175) dated July 24,
1985.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) General Development of Business

Electronic Tele-Communications, Inc. ("ETC" or "the Company") is a Wisconsin corporation, incorporated in 1980. The Company designs, manufactures, and markets digital voice information platforms and related services for the telecommunications industry. Substantially all of the Company's products are proprietary and have been developed since 1989. Research and development activities have been and will continue to be important to the development of new products and markets.

ETC leases a facility in Waukesha, Wisconsin that includes executive offices, manufacturing, engineering, technical services, marketing, and a regional sales office. In addition, engineering, technical services, and a regional sales office are located in a leased facility in Norcross, Georgia. ETC also has five sales representatives in other locations in the United States.

(b) Narrative Description of Business

GENERAL

Electronic Tele-Communications designs, manufactures, and markets digital voice information systems and call processing systems. It also provides comprehensive services in support of these systems, including installation, training, 24-hour technical support, professional voice recording and weather forecasting. Its equipment provides a wide range of audio and computer information and call handling capabilities via telephone networks, computer networks, and the Internet. The Company's products are utilized by a variety of customers, including: (1) telephone companies which use the products to provide information to callers regarding misdialed or changed numbers, sources of assistance or calling instructions, enhanced services such as voice mail, Internet call waiting, privacy call screening, call forwarding, automatic callback, wake-up service, repeat dialing, and automated pay phone interaction; (2) public and private providers of informational announcements such as news, sports, weather, time, stock reports, or advertisements; (3) large and small businesses which use call handling products for applications such as voice mail and call sequencing; and (4) private reporting and information services through pay-per-call services, commonly referred to as "900 Services." The Company's systems are generally priced from $500 to $200,000.

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

In addition to standard digital announcer equipment, ETC designs and manufactures interactive voice platforms that provide callers with a spoken menu from which to choose informational topics of interest. ETC also offers voice mail systems that provide prompt telephone answering and message-taking capabilities, eliminating annoying and time-consuming telephone tag. Finally, ETC provides a variety of special function and customized products, meeting the varied needs of telephone service providers world-wide.

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

New product development and product improvements are significant to ETC's business. The Company spent approximately $830,000, $1,420,000, and $1,811,000 in 2002, 2001, and 2000, respectively, on research and development activities, all of which were exclusively Company sponsored and supported. The large decreases in research and development expenses beginning in 2001 and continuing into 2002 were due to reduction of the Company's workforce by almost 50% and other cost savings measures implemented to address a significant decrease in sales.

Electronic Tele-Communications owns some patents and it seeks to obtain trademarks and copyright protection on all of its proprietary systems, programs, and printed material. The Company has registered its corporate logo and the Audichron(R), Digicept(R), and USA TIME(R) trademarks to protect its products. The Company believes that its patents, trademarks, and copyrights are a significant factor in maintaining its market position, but does not believe that its business is dependent upon any single patent, copyright or trademark.

PRODUCTS

      Interactive Voice Platforms

The Company produces the Digicept Emcee(TM) voice platform and Digicept Digital Network Application ("DNA") Modules. The Emcee is a scalable, open-system network peripheral designed to meet the needs of advanced networks by offering revenue generating, custom and enhanced services for both circuit and packet-switched networks. Together, these products constitute a comprehensive line of interactive voice platforms, providing multi-message, user-selectable voice announcements. The systems feature Automatic Intercept Service, Changed Number Announcement and Automatic Number Announcement. These applications intercept erroneously dialed numbers, informing the caller of changed numbers or other dialing instructions. Each system also provides prompts and messages in support of enhanced telephone services, providing instructions for custom calling services and automated pay phone operation. In addition, the interactive voice platforms may be used to provide user selectable information regarding entertainment or transportation schedules, medical, financial and insurance data, news and sports updates, and other public information.

      Voice Mail, Audiotex, Time/Weather/Temperature

Audichron Z-10(TM) provides basic time/weather/temperature functionality in a low-cost, solid-state platform.

The Audichron 410 combines voice mail, audiotex, and time/weather/temperature functions in a single system. Flexible, industry standard hardware and software allow for the continued development of additional features required by the business user or service provider. Both rack-mount and tower enclosures are available, designed to meet the varied needs of both the telephone company and business office environments.

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

The Company's Digicept and Messenger product lines include multi-channel recorder/announcers designed for applications requiring the simultaneous playback of multiple messages. These multi-channel announcers provide informational announcements similar to those of the single-channel recorder/announcers. The Digicept line offers two multi-channel recorder/announcers, which are typically rack mounted in telephone company central offices or other large business applications. The Messenger announcers are housed in self-contained packages, ideal for use in office environments. The Messenger line offers two multi-channel announcers.

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

SERVICES

      Leasing Services

The Company leases and sells announcement systems in the United States and internationally. These systems form the USA TIME network of time/weather/temperature announcers. These systems primarily serve financial institutions, telephone companies, and other customers with an interest in providing community service.

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

MANUFACTURING PROCESSES

ETC's manufacturing processes involve the fabrication of products from components manufactured to specification by others or purchased as stock items from independent suppliers. Items such as memory chips, computers, disk drives, microprocessor units, certain software, integrated circuits, resistors, capacitors, transformers, switches, wire and related items are purchased as stock items from a variety of manufacturers and distributors. Some components are manufactured by single producers, but the Company believes suitable replacement components would be available from a variety of sources should the product of any producer become unavailable. The Company's printed circuit boards and product enclosures are manufactured by outside suppliers to the Company's specifications. The Company believes these products would be available from a variety of sources and that the loss of any single source would not materially affect the Company's business.

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

SALES, MARKETING AND CUSTOMERS

ETC's manufactured products are marketed primarily through Company sales personnel, with approximately 3% being sold through independent distributors and telecommunications dealers. Sales and leases of the Company's time/weather/temperature machines and related information update services are through the Company's sales personnel. Approximately 91% of the Company's 2002 sales were in the United States, and 9% were to international customers.

During 2002, ETC's products and related services were sold and leased to approximately 863 customers, primarily operating telephone companies, competitive local exchange carriers ("CLECs"), telephone original equipment manufacturers ("OEMs"), telecommunication dealers, telephone service providers, financial institutions, and other businesses.

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

BACKLOG

As of December 31, 2002, the amount of the Company's backlog orders believed to be firm was $146,000. This compares with $561,000 of backlog orders as of December 31, 2001. Two customers comprised 50% and 38%, respectively, of the 2002 backlog. A different customer comprised 32% of the 2001 backlog. The Company typically experiences variations in product sales that have no seasonal pattern and are caused by the timing of major equipment purchases by the operating telephone companies, CLECs and OEMs.

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

EMPLOYEES

As of December 31, 2002, ETC had 50 full-time employees and 1 part-time employee. Approximately 25% of the Company's employees are engaged in research and development, 22% in sales and marketing, 18% in management and office support, 19% in service and support, and 16% in manufacturing. The Company has never experienced a work stoppage due to a labor dispute, is not a party to any labor contract, and considers its relations with employees to be excellent. The Company believes that there is an adequate supply of professional and manufacturing personnel available in the metropolitan areas where it has facilities to meet its anticipated personnel requirements.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases from an affiliate a facility located at 1915 MacArthur Road, Waukesha, Wisconsin 53188 which contains the Company's executive offices, manufacturing and engineering facilities, technical services, marketing, and a regional sales office. The lease expires on December 31, 2007. This facility contains approximately 29,000 square feet of space. The Company believes that its equipment and facilities at its Waukesha location are modern, well maintained, and adequate for the Company's anticipated needs.

The Company leases 12,736 square feet in an office building located in Norcross, Georgia. This facility includes a regional sales office, engineering, technical services, information systems, and accounting. The lease expires in the year 2005, with an option to extend to 2010. The property is modern and well maintained and adequate for the Company's anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending material legal proceedings not arising in the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

The Company's Class A common stock trades on the OTC Bulletin Board under the symbol ETCIA. There is no market for the Company's Class B common stock.

For the market prices of common stock, see the caption "Quarterly Financial Data" on page 20 in ETC's 2002 Annual Report to Shareholders incorporated herein by reference.

(b) Holders

As of March 3, 2003, there were approximately 750 shareholders of record and beneficial shareholders owning Class A common stock and eight shareholders of record of Class B common stock.

(c) Dividends

For 2002, the Company paid a cash dividend of $.08 per share of Class A common stock. The Officers and Directors of the Company waived their right to receive the $.08 dividend in 2002 on their 999,284 shares. In 2001 and 2000, the Company did not pay a cash dividend.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information on pages 3 through 5 in ETC's 2002 Annual Report to Shareholders is incorporated herein by reference.

The Company may from time to time make statements that could be considered "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. These "forward-looking" statements are provided in compliance with the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995.

The Company wishes to caution readers that the following factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results during 2003 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

      Market Conditions

The telecommunications market in which the Company operates has been severely impacted by the economic slowdown since the third quarter of 2000. Falling stock prices, financial losses and workforce reductions have been common for the businesses in the Company's market. Continuing slowness in the Company's market would adversely affect the Company's revenues and profitability. It is not possible to predict the duration of the depressed conditions in this market. In addition, recent decisions by the FCC to maintain limits on fees the Company's customers charge for use of their facilities could affect capital spending in the telecommunications industry which could adversely impact the Company's financial statements.

      Working Capital and Credit Facilities

Due to the economic slowdown, significant working capital has been used by the Company's operations. Continuing losses incurred necessitated repayment in full of the Company's bank borrowing and termination of the borrowing agreement in 2001. The Company has obtained up to $200,000 of borrowing on a line of credit with an affiliate. The Company is seeking additional financing to provide working capital for operations. If the Company were to continue to operate at a loss, additional financing may be impossible to obtain which would adversely impact the Company's operations.

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

      Expense Structure

The Company's expense structure for certain costs is based on the Company's expected level of sales and growth. To the extent that the Company's actual level of sales or growth is different from that which it expects, the Company's ability to timely adjust its cost structure to those levels will impact the Company's results of operations. The Company has not yet aligned its expense structure with its significantly lower level of sales.

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

      Threat of War

The Company and its customers and vendors within the telecommunications industry may be adversely impacted by the increased threat of war. The threat of war delays purchasing decisions and affects the general economy. An outbreak of war or continued threat of war could have a material impact on the sales revenue and profitability of the Company.

ITEM 7. FINANCIAL STATEMENTS

The information on pages 5 through 20 in ETC's 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Directors and executive officers of the Company are as follows:

            NAME                   AGE                TITLE
            ----                   ---                -----
      George W. Danner             83           Chairman of the Board
                                                  and Director
      Dean W. Danner               52           President, Chief Executive
                                                  Officer and Director
      Bonita M. Danner             51           Vice President Engineering
                                                  and Director
      Hazel Danner                 82           Corporate Secretary
                                                  and Director
      Jeffrey M. Nigl              44           Vice President, Treasurer
                                                  and Chief Financial Officer
      Robert R. Spiering           58           Vice President Tech Services
      Joseph A. Voight, Jr.        52           Vice President Sales
                                                  & Marketing
      Joanne B. Huelsman           64           Director
      A. William Huelsman          65           Director
      Peter J. Lettenberger        65           Director
      Richard A. Gabriel           70           Director
      R.W. Johnny Johns            54           Director

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

JOSEPH A. VOIGHT, JR. - Mr. Voight was elected Vice President Sales & Marketing in May 2002. Prior thereto he joined the Company as Vice President Sales in August 1999. Prior thereto he was Vice President North American Sales since 1996 of Generac Power Systems, Inc., a manufacturer of generators. Prior thereto Mr. Voight held National and Regional Sales Manager positions at Generac since 1980. Prior thereto he was employed by Ford Motor Company since 1976 and prior thereto served in the Air Force since 1972.

JOANNE B. HUELSMAN - Ms. Huelsman has served as a Director of the Company since its incorporation in 1980. Ms. Huelsman has been a member of the Company's Audit Committee since its creation in 1985. She served as Secretary of the Company from 1980 to 1983 and has served as its Treasurer from 1983 to May 1993. Ms. Huelsman has been the owner of Berg Management Company since 1980, has been an elected member of the Wisconsin State Legislature from 1983 until 2002, and has been engaged in the practice of law since 1980.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the annual and long-term compensation for the Company's Chief Executive Officer, as well as the total compensation paid to him during the Company's last three fiscal years. No other executive officer of the Company earned a total annual salary and bonus in excess of $100,000 in 2002. Columns (e) in the table relating to Other Annual Compensation, (f) relating to Restricted Stock Awards, and (h) relating to LTIP Payouts have been omitted as there is no compensation to report.

                           SUMMARY COMPENSATION TABLE

                                                    Long-Term
                            Annual Compensation   Compensation
                           ---------------------  ------------
    (a)            (b)        (c)         (d)          (g)        (i)
                                                   Securities
    Name                                             Under-     All Other
    and                                              lying      Compen-
  Principal                                        Options/      sation
  Position         Year    Salary($)    Bonus($)    SARs(#)       ($)
---------------    ----    ---------    --------  ------------  ---------
Dean W. Danner     2002     96,500                    3,000      2,250(1)
  President and    2001    116,600                               3,950(1)
  CEO              2000    137,300                    4,000      5,300(1)


----------------------------

(1) Consists of directors' fees of $2,250 in 2002, $2,250 in 2001, and $2,500 in 2000, with the remainder being Company matching contributions pursuant to the Company's 401(k) retirement savings plan.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information concerning options/SARs granted during 2002 to the named executive:

                                                                      Potential
                                                                     Realizable
                                                                   Value at Assumed
                                                                    Annual Rates
                                                                   of Stock Price
                                                                     Appreciation
                        Individual Grants                          for Option Term
-----------------------------------------------------------------  ---------------
      (a)            (b)          (c)          (d)        (e)       (f)    (g)
                               % of Total
                  Number of   Options/SARs
                 Securities    Granted to   Exercise
                 Underlying    Employees    or Base
                Options/SARs   in Fiscal      Price    Expiration
   Name          Granted(#)       Year      ($/Share)     Date     5%($)    10%($)
--------------  ------------  ------------  ---------  ----------  -----    ------
Dean W. Danner     3,000         4.55%       0.220      5/3/2012    400     1,100


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

AGGREGATED OPTIONS/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

The following table summarizes options and SARs exercised during 2002 and the value of unexercised options and SARs held by the named executive at fiscal year-end:

      (a)          (b)          (c)              (d)                (e)
                                              Number of
                                              Securities           Value of
                                              Underlying         Unexercised
                                              Unexercised       In-the-Money
                                             Options/SARs       Options/SARs
                  Shares                       at Fiscal          at Fiscal
                 Acquired      Value          Year-End(#)        Year-End($)
                on Exercise   Realized      Exercisable(E)/    Exercisable(E)/
     Name           (#)         ($)        Unexercisable(U)   Unexercisable(U)
------------------------------------------------------------------------------
Dean W. Danner      0            0               7,600(E)               0(E)
                                                 5,400(U)               0(U)


The Company does not have any information to report and has therefore omitted disclosures related to S-B Item 402(e) Long-Term Incentive Plan ("LTIP") Awards Table; S-B Item 402(h) Employment Contracts and Termination of Employment and Change in Control Arrangements; and S-B Item 402(i) Report on Repricing of Options/SARs.

COMPENSATION OF DIRECTORS

Each Director of the Company is entitled to receive $500 for each Directors' meeting attended, except for the Chairman of the Board, who receives $1,000 per Directors' meeting attended. In addition, each outside Director receives an annual retainer of $2,500 upon reelection at each Annual Shareholders Meeting. These amounts are included for Mr. Danner in the preceding Summary Compensation Table. All Directors' meeting fees and retainers were reduced by 10% in 2002 and 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of each class of the Company's Common Stock by each Director, each named executive officer, or person known by the Company to own beneficially more than 5% of either class of Common Stock, and all Directors and Executive Officers as a group, as of January 31, 2003:

                             Class A Common Stock(1)        Class B Common Stock(1)
                           ---------------------------    ---------------------------
                              Shares       Percentage        Shares       Percentage
                           Beneficially     of Shares     Beneficially    of Shares
                              Owned        Outstanding        Owned       Outstanding
                           ------------    -----------    ------------    -----------
Hazel Danner                 213,771(3)       10.6%          75,048          15.0%
Bonita M. Danner             187,201(3)        9.3%          75,048          15.0%
Dean W. Danner               192,687(3)        9.6%          71,461          14.3%
George W. Danner             173,837           8.7%          71,461          14.3%
Joanne B. Huelsman           139,801           7.0%          75,048          15.0%
A. William Huelsman          114,187           5.7%          71,461          14.3%
Georgia Barre(2)             104,959           5.2%          41,984           8.4%
Peter J. Lettenberger          2,500(3)        0.1%              --           0.0%
Richard Gabriel                6,300(3)        0.3%              --           0.0%
R.W. Johnny Johns              2,000(3)        0.1%              --           0.0%
All Executive Officers
  and Directors as a
  group (12 persons)       1,046,394(3)       52.1%         439,527          87.9%


----------
      (1) George W. Danner and Hazel Danner are the parents of Dean W. Danner (the husband of Bonita M. Danner). A. William Huelsman is the husband of Joanne B. Huelsman. All spouses disclaim beneficial ownership of one another's shares, and the owners hold the shares directly and have sole voting and investment power over the shares beneficially held, except that Bonita M. and Dean W. Danner share voting and investment power with respect to 10,200 shares of Class A Common Stock owned by their children.

      (2) Georgia Barre is not an officer or director of the Company.

      (3) Class A common shares beneficially owned include the right to acquire shares of Class A common stock upon exercise of stock options as follows:
      Hazel Danner, 1,000 shares; Bonita Danner, 2,800 shares; Dean Danner, 7,600 shares; Peter Lettenberger, 2,000 shares; Richard Gabriel, 5,000 shares; and R.W. Johnny Johns, 2,000 shares. Shares beneficially owned by all executive officers and directors as a group include three additional officers with the right to acquire a total of 16,500 shares of Class A common stock upon exercise of stock options.

The address for Bonita M. Danner, Hazel B. Danner, George W. Danner, and Dean W. Danner is 1915 MacArthur Road, Waukesha, WI 53188. The address for Joanne B. Huelsman and A. William Huelsman is 235 West Broadway, Suite 210, Waukesha, WI 53186. The address for Georgia Barre is 1110 Belmont Drive, Waukesha, WI 53186. The address for Peter J. Lettenberger is 411 East Wisconsin Avenue, Milwaukee, WI 53202-4497. The address for Richard Gabriel is 7034 Langley Place, University Park, FL 34201. The address for R.W. Johnny Johns is 4610 Clivedon Terrace, Norcross, GA 30092.

All of the outstanding Class B common stock is subject to a cross purchase agreement among the owners thereof (the "Parties") pursuant to which the shares generally may not be transferred except to a spouse, descendant or certain other permitted transferees unless they have first been offered to the other Parties.

EQUITY COMPENSATION PLAN INFORMATION

The following table discloses information relating to equity compensation plans in effect as of end of the last completed fiscal year that provide for the award of the Company's securities or the grant of options, warrants or rights to purchase the Company's securities to any person:

                                  (a)                      (b)                   (c)
                                                                         Number of securities
                                                                         remaining available
                           Number of securities      Weighted-average    for future issuance
                           to be issued              exercise price      under equity
                           upon exercise of          of outstanding      compensation plans
                           outstanding options,      options, warrants   (excluding securities
Plan category              warrants and rights       and rights          reflected in column (a))
-------------------------  ------------------------  ------------------  ------------------------
Equity
compensation
plans approved by
security holders                212,000                   $1.78                27,200

Equity
compensation
plans not
approved by
security holders                      0                                             0
                                -------                                        ------

Total                           212,000                                        27,200


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 2001, the Company entered into a sale leaseback transaction for the building and associated land located in Waukesha, Wisconsin which serves as the Company's principal office and manufacturing facility, to esitec, llc. ETC officers and directors Dean Danner, Bonita Danner, and Hazel Danner, and ETC director George Danner, are the principal members of esitec, llc. For more details on the sale leaseback transaction, see the Form 8-K filed by the Company on August 1, 2001, and Note 6 to the Financial Statements contained in the Company's 2002 Annual Report to Shareholders.

On January 22, 2002, the Company signed a revolving credit facility with esitec, llc. The revolving credit facility was renewed on December 23, 2002. The term of the revolving credit facility ends December 31, 2003, at which time it will renew automatically in consecutive one-year increments, provided that either party may terminate the revolving credit facility upon 45 days written notice. Under the revolving credit facility, the Company can borrow up to a maximum of $200,000. Interest is payable monthly at a rate of prime as quoted in the Wall Street Journal, and any outstanding balances of principal and interest are due at the end of the term. The revolving credit facility is secured by trade accounts receivable. As of December 31, 2002, the Company had no borrowings under the revolving credit facility. Subsequent to year-end, the Company has borrowed $114,000 as of February 28, 2003, under the revolving credit facility.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

There is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

      1.    Financial statements

            The Financial Statements, Notes to Financial Statements, Independent Auditors' Report, Five Year Review, and Quarterly Financial Data on pages 5 through 20 in ETC's 2002 Annual Report to Shareholders are incorporated herein by reference.

      2.    Financial statement schedules

       SCHEDULE                                                     PAGE
        NUMBER                 DESCRIPTION                         NUMBER
        ------                 -----------                         ------
         II      Valuation and Qualifying Accounts                   21

            The Independent Auditors' Report on Financial Statement Schedules appears in Exhibit 23.1 of this report.

            All other financial statement schedules are omitted as they are not required, or the required information is shown in the Financial Statements and Notes to Financial Statements on pages 5 through 20 in ETC's 2002 Annual Report to Shareholders incorporated herein by reference.

      3.    Exhibits

        EXHIBIT
         NUMBER                     DESCRIPTION
        --------                    -----------
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

            10.2* Executive Incentive Compensation Plan effective January 1,
                  1989 was filed as Exhibit 10.2 to the 1988 Form 10-K and is incorporated herein by reference.

            10.3* Electronic Tele-Communications, Inc. 1989 Nonqualified Stock
                  Option Plan effective April 21, 1989 was filed as Form S-8 and is incorporated herein by reference.

            10.4* Electronic Tele-Communications, Inc. 1999 Nonqualified Stock
                  Option Plan effective May 7, 1999, was filed as Exhibit 10.8 to the September 30, 1999 Form 10-Q and is incorporated herein by reference.

            10.5  Commercial Offer to Purchase between Electronic
                  Tele-Communications, Inc. and esitec, llc was filed as Exhibit
                  1 to the July 18, 2001 Form 8-K and is incorporated herein by reference.

        EXHIBIT
         NUMBER                     DESCRIPTION
        --------                    -----------
            10.6  Promissory Note between Electronic Tele-Communications, Inc.
                  and esitec, llc dated January 22, 2002 was filed as Exhibit
                  10.6 to the December 31, 2001 Form 10-KSB and is incorporated herein by reference.

            10.7  Promissory Note between Electronic Tele-Communications, Inc.
                  and esitec, llc dated December 23, 2002.

            13    2002 Annual Report to Shareholders.

            23.1  Consent of Wipfli Ullrich Bertelson LLP, Independent Auditors.

            28    Cross Purchase Agreement dated June 28, 1985 was filed as
                  Exhibit 28.1 to Form S-1 (No. 2-99175) and is incorporated herein by reference.

            99.1  Certification of Dean W. Danner pursuant to 18 U.S.C. Section
                  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

            99.2  Certification of Jeffrey M. Nigl pursuant to 18 U.S.C. Section
                  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

An asterisk (*) by the exhibit number above identifies management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 13 of Form 10-KSB.

(b) Reports on Form 8-K:

None.


ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information required to be included in the Company's periodic Securities and Exchange Commission filings within the required time periods. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ELECTRONIC TELE-COMMUNICATIONS, INC.



                                          By:     /s/ Dean W. Danner
                                             ---------------------------------
                                                      Dean W. Danner
                                                      President and
    Date: March 17, 2003                          Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                      CAPACITY                 DATE
            ---------                      --------                 ----
       /s/  Dean W. Danner          President, Chief Executive  March 17, 2003
--------------------------------      Officer and Director
            Dean W. Danner

      /s/  Jeffrey M. Nigl          Vice President, Treasurer,  March 17, 2003
--------------------------------      Chief Financial Officer,
           Jeffrey M. Nigl            and Principal Accounting
                                      Officer

      /s/  Bonita M. Danner         Vice President Engineering  March 17, 2003
--------------------------------      and Director
           Bonita M. Danner

        /s/  Hazel Danner           Secretary and Director      March 17, 2003
--------------------------------
             Hazel Danner

      /s/  George W. Danner         Director                    March 17, 2003
--------------------------------
           George W. Danner

     /s/  Joanne B. Huelsman        Director                    March 17, 2003
--------------------------------
          Joanne B. Huelsman

    /s/  A. William Huelsman        Director                    March 17, 2003
--------------------------------
         A. William Huelsman

   /s/  Peter J. Lettenberger       Director                    March 17, 2003
--------------------------------
        Peter J. Lettenberger

     /s/  Richard A. Gabriel        Director                    March 17, 2003
--------------------------------
          Richard A. Gabriel

     /s/  R.W. Johnny Johns         Director                      March 17, 2003
--------------------------------
          R.W. Johnny Johns

                                 CERTIFICATIONS

I, Dean W. Danner, President and Chief Executive Officer of Electronic Tele-Communications, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Electronic Tele-Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003


/s/ Dean W. Danner
-----------------------------------
Dean W. Danner
President and
Chief Executive Officer

                                 CERTIFICATIONS

I, Jeffrey M. Nigl, Vice President, Chief Financial Officer, and Treasurer of Electronic Tele-Communications, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Electronic Tele-Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003


/s/ Jeffrey M. Nigl
------------------------------------
Jeffrey M. Nigl
Vice President, Chief
Financial Officer,
and Treasurer

Schedule II

                      ELECTRONIC TELE-COMMUNICATIONS, INC.

                                -----------------

                        VALUATION AND QUALIFYING ACCOUNTS
                       Three Years Ended December 31, 2002

                                           Charge
                            Balance at    to Costs                   Balance
                             Beginning      and                       at End
     Description             of Period    Expenses    Deductions    of Period
------------------------   -----------    --------    ----------    ---------
Allowance for
 Doubtful Accounts:

Year Ended
  December 31, 2000          $ 82,768     $ 16,818     $ 51,388     $ 48,198

Year Ended
  December 31, 2001          $ 48,198     $ 45,000     $ 49,307     $ 43,891

Year Ended
  December 31, 2002          $ 43,891     $  4,029     $ 15,920     $ 32,000

Allowance for
 Inventory Obsolescence:

Year Ended
  December 31, 2000          $127,660     $ 91,500     $ 67,432     $151,728

Year Ended
  December 31, 2001          $151,728     $ 46,038     $ 71,538     $126,228

Year Ended
  December 31, 2002          $126,228     $ 43,375     $ 56,454     $113,149

                                   EXHIBIT INDEX

        EXHIBIT
         NUMBER                     DESCRIPTION
        --------                    -----------
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

            10.2* Executive Incentive Compensation Plan effective January 1,
                  1989 was filed as Exhibit 10.2 to the 1988 Form 10-K and is incorporated herein by reference.

            10.3* Electronic Tele-Communications, Inc. 1989 Nonqualified Stock
                  Option Plan effective April 21, 1989 was filed as Form S-8 and is incorporated herein by reference.

            10.4* Electronic Tele-Communications, Inc. 1999 Nonqualified Stock
                  Option Plan effective May 7, 1999, was filed as Exhibit 10.8 to the September 30, 1999 Form 10-Q and is incorporated herein by reference.

            10.5  Commercial Offer to Purchase between Electronic
                  Tele-Communications, Inc. and esitec, llc was filed as Exhibit
                  1 to the July 18, 2001 Form 8-K and is incorporated herein by reference.

            10.6  Promissory Note between Electronic Tele-Communications, Inc.
                  and esitec, llc dated January 22, 2002 was filed as Exhibit
                  10.6 to the December 31, 2001 Form 10-KSB and is incorporated herein by reference.

            10.7  Promissory Note between Electronic Tele-Communications, Inc.
                  and esitec, llc dated December 23, 2002.

            13    2002 Annual Report to Shareholders.

            23.1  Consent of Wipfli Ullrich Bertelson LLP, Independent Auditors.

            28    Cross Purchase Agreement dated June 28, 1985 was filed as
                  Exhibit 28.1 to Form S-1 (No. 2-99175) and is incorporated herein by reference.

            99.1  Certification of Dean W. Danner pursuant to 18 U.S.C. Section
                  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

            99.2  Certification of Jeffrey M. Nigl pursuant to 18 U.S.C. Section
                  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

An asterisk (*) by the exhibit number above identifies management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 13 of Form 10-KSB.