Form 10QSB
period 2003-03-31
ELECTRONIC TELE COMMUNICATIONS INC
filed 2003-05-14
CIK 773547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

[ ]   TRANSITION REPORT UNDER SECTION 15 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from          to

                         Commission File Number 0-13981


                      ELECTRONIC TELE-COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

        Wisconsin                                         39-1357760
(State of incorporation)                       (IRS Employer Identification No.)

                 1915 MacArthur Road, Waukesha, Wisconsin 53188
                    (Address of principal executive offices)

                                 (262) 542-5600
                          (Issuer's telephone number)


As of May 9, 2003, there were outstanding 2,009,149 shares of Class A common stock and 499,998 shares of Class B common stock. The Class B common stock, 87.9% of which is owned by affiliates, is the only voting stock. The Class B common stock is not traded on an exchange.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                                 BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002

                                                                 (UNAUDITED)        (Note 1)
                                                                   MARCH 31        December 31
                                                                    2003              2002
                                                                    ----              ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..................................   $    73,334       $    92,023
  Trade accounts receivable, net .............................       245,238           278,353
  Inventories (Note 2) .......................................     1,234,837         1,273,854
  Net investment in sales-type leases ........................       315,399           333,692
  Prepaid expenses and other current assets ..................        84,333            82,207
                                                                 -----------       -----------
    Total current assets .....................................     1,953,141         2,060,129

PROPERTY, PLANT AND EQUIPMENT, NET ...........................       241,397           280,269
NET INVESTMENT IN SALES-TYPE LEASES ..........................       226,507           296,513
GOODWILL .....................................................       790,596           790,596
OTHER ASSETS (Note 4) ........................................       139,291           130,693
                                                                 -----------       -----------
Total Assets .................................................   $ 3,350,932       $ 3,558,200
                                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving credit facility (Note 5) .........................   $   127,005       $        --
  Accounts payable ...........................................       196,694           195,931
  Accrued expenses ...........................................       427,050           395,993
  Income taxes payable .......................................        67,462            67,137
  Deferred revenue and customer deposits .....................        84,858            76,017
  Deferred gain on sale of building ..........................        62,675            62,675
                                                                 -----------       -----------
    Total current liabilities ................................       965,744           797,753
DEFERRED GAIN ON SALE OF BUILDING ............................       339,026           354,695
                                                                 -----------       -----------
    Total liabilities ........................................     1,304,770         1,152,448

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000 shares, none issued ..            --                --
  Class A common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 2,009,149 shares ..        20,091            20,091
  Class B common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 499,998 shares ....         5,000             5,000
  Additional paid-in capital .................................     3,335,647         3,335,647
  Retained earnings (deficit) ................................    (1,314,576)         (954,986)
                                                                 -----------       -----------
    Total stockholders' equity ...............................     2,046,162         2,405,752
                                                                 -----------       -----------
Total Liabilities and Stockholders' Equity ...................   $ 3,350,932       $ 3,558,200
                                                                 ===========       ===========

The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
         THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002 - (UNAUDITED)

                                               THREE MONTHS ENDED
                                                    MARCH 31
                                                    --------
                                             2003              2002
                                             ----              ----
NET SALES ............................   $   719,944       $ 1,109,558

COST OF PRODUCTS SOLD ................       441,351           542,284
                                         -----------       -----------
GROSS PROFIT .........................       278,593           567,274

OPERATING EXPENSES:
  General and administrative .........       182,079           192,930
  Marketing and selling ..............       218,214           273,822
  Research and development ...........       235,998           234,824
                                         -----------       -----------
                                             636,291           701,576
                                         -----------       -----------
EARNINGS (LOSS) FROM OPERATIONS ......      (357,698)         (134,302)

OTHER INCOME (EXPENSE):
  Interest expense ...................          (892)           (1,130)
                                         -----------       -----------
EARNINGS (LOSS) BEFORE INCOME TAXES ..      (358,590)         (135,432)

  Income taxes .......................         1,000             1,000
                                         -----------       -----------
NET EARNINGS (LOSS) ..................   $  (359,590)      $  (136,432)
                                         ===========       ===========
BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE:
  Class A common .....................   $     (0.14)      $     (0.05)
  Class B common .....................   $     (0.14)      $     (0.05)

The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
         THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002 - (UNAUDITED)

                                                                  THREE MONTHS ENDED MARCH 31
                                                                  ---------------------------
                                                                     2003            2002
                                                                     ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) .........................................   $(359,590)      $(136,432)
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Depreciation and amortization ...........................      53,690          46,342
      (Gain) loss from sale of property, plant and equipment ..     (21,505)        (15,229)
        Changes in operating assets and liabilities:
          Accounts receivable .................................      33,115        (240,493)
          Inventories .........................................      39,017         129,646
          Net investment in sales-type leases .................      88,299         104,948
          Prepaid expenses and other current assets ...........      (2,126)        (63,201)
          Accounts payable and accrued expenses ...............      31,820          57,795
          Income taxes ........................................         325             584
          Deferred revenue and customer deposits ..............       8,841           1,284
                                                                  ---------       ---------
            Total adjustments .................................     231,476          21,676
                                                                  ---------       ---------
        Net cash provided by (used in) operating activities ...    (128,114)       (114,756)
                                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ........................................      (2,929)         (4,200)
  Proceeds from sale of property, plant and equipment .........       6,499              --
  Capitalized software production costs .......................     (21,150)             --
                                                                  ---------       ---------
        Net cash provided by (used in) investing activities ...     (17,580)         (4,200)
                                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) borrowings on revolving credit facility, net .....     127,005          87,005
                                                                  ---------       ---------
        Net cash provided by (used in) financing activities ...     127,005          87,005
                                                                  ---------       ---------
Net increase (decrease) in cash and cash equivalents ..........     (18,689)        (31,951)

Cash and cash equivalents at beginning of year ................      92,023          64,811
                                                                  ---------       ---------
Cash and cash equivalents at end of period ....................   $  73,334       $  32,860
                                                                  =========       =========
Supplemental disclosures of cash flow information:
  Cash received from income tax refunds .......................   $      --       $     510
  Cash paid for income taxes ..................................         675              --
  Cash paid for interest expense ..............................         442             564

The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2003 - (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished herein reflects all adjustments and accruals that management believes are necessary to fairly state the operating results for the respective periods. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's 2002 Annual Report to Shareholders.

2. INVENTORIES

Inventories consisted of the following:

                                          MARCH 31        December 31
                                           2003              2002
                                        -----------       -----------
Raw materials and supplies ..........   $   485,809       $   461,259
Work-in-process and finished goods ..       661,513           692,862
Maintenance and demo parts ..........       222,506           232,882
Reserve for obsolescence ............      (134,991)         (113,149)
                                        -----------       -----------
Total inventories ...................   $ 1,234,837       $ 1,273,854
                                        ===========       ===========

3. NEW ACCOUNTING PRONOUNCEMENT

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." FIN 46 addresses consolidation by business enterprises of variable interest entities and is intended to achieve more consistent application of consolidation policies. The Interpretation requires an entity to consolidate a variable interest entity if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. In addition, the Interpretation requires an entity that holds significant variable interests in a variable interest entity, but is not the primary beneficiary, to disclose certain information. Currently, management does not anticipate the adoption of FIN 46 will have a material impact on the Company's financial statements as it relates to an affiliated entity that leases real estate and lends funds via revolving credit facility to the Company.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2003 - (UNAUDITED)
                                   (CONTINUED)

4. OTHER ASSETS

Other assets of $139,291 as of March 31, 2003, consisted entirely of capitalized software production costs in accordance with SFAS No. 86, "Accounting for Computer Software to be Sold, Leased, or Otherwise Marketed." These costs are being amortized on a straight-line basis over the remaining estimated economic life of the product. As of March 31, 2003, gross capitalized software production costs of $171,785 were reduced by $32,494 of accumulated amortization.

5. REVOLVING CREDIT FACILITY

On December 23, 2002, the Company renewed a revolving credit facility with esitec, llc, an entity controlled by affiliates of the Company. The term of the revolving credit facility ends December 31, 2003, at which time it will renew automatically in consecutive one-year increments. Either party may terminate the revolving credit facility upon 45 days written notice. Under the revolving credit facility, the Company can borrow up to a maximum of $200,000. Interest is payable monthly at a rate of prime as quoted in the Wall Street Journal, and any outstanding balances of principal and interest are due at the end of the term of the agreement. The revolving credit facility is secured by trade accounts receivable. As of March 31, 2003, the Company had borrowings of $127,005 under the revolving credit facility. Interest paid for borrowings on the revolving credit facility during the three-month period ended March 31, 2003 was $892.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales were $719,944 and $1,109,558 for the three-month periods ended March 31, 2003 and 2002, respectively. The decrease in net sales for the three-month period ended March 31, 2003, was due primarily to lower customer demand for the Company's interactive voice information systems versus the comparable period in the prior year and lower revenues from leases and services. Included in net sales were revenues from sales of the Company's interactive voice information systems of $120,880 or 17% of net sales, and $267,289 or 24% of net sales, for the three-month periods ended March 31, 2003 and 2002, respectively. The Company's customers continue to be severely impacted by slow economic conditions, especially in the domestic telecommunications industry, which has adversely impacted their buying decisions. It is not possible to predict the duration of depressed conditions in these customer industries. Revenues from operating leases, sales-type leases, and services were $507,011 or 70% of net sales for the 2003 three-month period, compared to $713,446 or 64% of net sales for the corresponding 2002 three-month period. The decrease in these sales dollars was due primarily to lower lease revenue from the Company's time weather temperature systems and lower revenue from repairs. It is anticipated that lease revenue will continue to fall, but it is the Company's goal that these revenues will be replaced by revenue from increased services provided to the sold time weather temperature systems that replace the leased units. Product pricing for the Company's equipment remained relatively constant between periods. Inflation did not have a material impact on revenues.

For the three-month periods ended March 31, 2003 and 2002, the gross profit percentage was 39% and 51%, respectively. The decrease in the gross profit percentage in the 2003 three-month period was due to lower sales volume over which to spread fixed manufacturing costs, partially offset by the effect of the Company's cost reduction measures, including reductions of manufacturing personnel and related costs.

For the three-month periods ended March 31, 2003 and 2002, total operating expenses were $636,291 or 88% of net sales, and $701,576 or 63% of net sales, respectively. Total operating expenses as a percentage of net sales for both periods presented were higher than historical percentages due to the substantially lower sales volumes over which to spread fixed operating expenses. Overall, total operating expense dollars were lower in the 2003 period due to cost reduction programs and staff downsizing implemented beginning late in the first quarter of 2001 and continuing into the third quarter of 2001, followed by an additional staff downsizing implemented in the first quarter of 2003. The multiple staff downsizings have reduced the Company's workforce by over 60% and included all departments within the Company. General and administrative expenses and sales and marketing expenses were lower in 2003 period due to the staff downsizing. In addition, lower commissions on lower sales revenue decreased sales and marketing expenses in the 2003 period. Research and development expenses were slightly higher in the 2003 period due to accrual of severance benefits and lower capitalization of software production costs, partially offset by savings related to staff downsizing.

Net other expenses were $892 for the three-month period ended March 31, 2003, compared to $1,130 for the corresponding three-month period of 2002 and were related to interest expense on limited borrowing outstanding during the periods.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


For the three-month period ended March 31, 2003, net loss was $359,590, compared to a net loss of $136,432 for the three-month period ended March 31, 2002. The increase in the loss between periods was due primarily to the lower sales volume over which to spread fixed costs in the 2003 period, partially offset by the savings from the cost reduction programs and staff downsizing.

LIQUIDITY AND SOURCES OF CAPITAL

Working capital was $987,397 at March 31, 2003, compared to $1,262,376 as of December 31, 2002. The decrease in working capital was primarily due to the net loss. Cash used in operating activities in the 2003 three-month period of $128,114 was a result of the net loss, partially offset by a decrease in inventories and collections of sales-type leases and accounts receivable. Cash used by operating activities in the 2002 three-month period of $114,756 was the result of the net loss and an increase in accounts receivable, partially offset by a decrease in inventories and sales-type leases.

For the three-month period ended March 31, 2003, cash provided by borrowings on a revolving credit facility, a decrease in inventories, and increased collections on sales-type leases and accounts receivable was used to finance the net loss. For the three-month period ended March 31, 2002, cash provided by borrowings was used to finance the net loss.

The Company has sustained substantial operating losses over the past two and a half years. In addition, the Company has used substantial amounts of working capital in its operations. The losses and use of working capital were a result of the significant decrease in sales caused by lower customer demand for the Company's products. The Company's customers have been severely impacted by slowing economic conditions, especially in the domestic telecommunications industry, which adversely impacted customers' buying decisions.

To address the resultant cash flow requirements caused by the decrease in sales, the Company entered into a sale leaseback transaction in 2001 with an entity controlled by affiliates of the Company for the building and associated land in Waukesha, Wisconsin which serves as the Company's principal office and manufacturing facility. The proceeds from the transaction were used to pay off remaining amounts outstanding under a revolving credit facility with a bank and to fund working capital. The revolving credit facility agreement with the bank was subsequently terminated. In addition, the Company has reduced its workforce by over 60% beginning in 2001 and continuing into 2003 through a combination of terminations and lay-offs.

To supplement cash flow in the short-term, the Company entered into an agreement with an entity controlled by affiliates of the Company for up to $200,000 of borrowing availability. As of March 31, 2003, the Company had borrowings of $127,005 on the revolving credit facility. It is the affiliated entity's current position that $200,000 is the maximum that will be made available. Working capital was $987,397, and the Company's current ratio was 2.0 at March 31, 2003. With the workforce reductions from 2001 to 2003 and strict control of all costs, the Company has significantly reduced the sales levels necessary to turn its operations profitable. The Company will continue to monitor its operations to determine if additional cost savings measures need to be implemented to improve cash flow.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Management remains cautiously optimistic that market conditions and demand for the Company's new products will improve and that the Company's operations will return to profitability over the next 12 months. If the Company's operations return to profitability, management believes the Company can generate sufficient internal cash flow to support its operations. In addition, assuming profitable operations, management believes the Company will be able to secure additional financing from a bank to provide additional working capital as needed. However, there can be no assurance that any or all of these items will be accomplished.

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

CONTRACTUAL OBLIGATIONS

The Company has contractual obligations for operating leases for its facilities in Waukesha, Wisconsin and Norcross, Georgia. The leases end in 2007 and 2005, respectively. Future minimum lease payments as of December 31, 2002, for the two facilities total $1,647,500.

FORWARD LOOKING INFORMATION

From time to time, information provided by the Company, statements made by its employees, and information included in its filings with the Securities and Exchange Commission which are not historical facts are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such forward-looking information is provided pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties including, but not limited to, improvement of conditions in the Company's customer markets, the ability to increase sales and control expenses, the availability of adequate working capital and credit facilities, the ability to successfully complete development of and bring to market new products for which there is customer demand, technology changes, backlog, status of the economy, governmental regulations, sources of supply, expense structure, product mix, major customers, competition, litigation, threat of war, and other risk factors detailed in the Company's filings of Form 10-KSB with the Securities and Exchange Commission. Investors are encouraged to consider the risks and uncertainties included in those filings.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the Registrant on May 2, 2003, shareholders voted on the election of directors for a one-year term. The Class B common stock of the Registrant is the only class of voting securities. The Class B common stock is not registered under the Securities Exchange Act of 1934. There was no solicitation in opposition to the nominees proposed and there were no abstentions or broker non-votes. Each of the nominees were elected as follows:

     Director                 Votes            Votes
      Name                     For            Withheld
      ----                     ---            --------
Dean W. Danner ...........   439,527              0
Bonita M. Danner .........   439,527              0
Hazel Danner .............   439,527              0
George W. Danner .........   439,527              0
A. William Huelsman ......   439,527              0
Joanne B. Huelsman .......   439,527              0
Peter J. Lettenberger ....   439,527              0
Richard A. Gabriel .......   439,527              0
R.W. (Johnny) Johns ......   439,527              0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit 11        Computation of Earnings Per Share

            Exhibit 99.1 Certification of Dean W. Danner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002

            Exhibit 99.2 Certification of Jeffrey M. Nigl pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

            The Company filed a Current Report of Form 8-K dated April 28, 2003, to furnish a press release dated April 28, 2003 announcing its first quarter 2003 financial results.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date: May 9, 2003

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

Date: May 9, 2003

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

Date: May 9, 2003

/s/ Jeffrey M. Nigl
------------------------------------
Jeffrey M. Nigl
Vice President, Chief Financial
Officer, and Treasurer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------------------------
11                Computation of Earnings Per Share

99.1              Certification of Dean W. Danner pursuant to 18 U.S.C. Section
                  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

99.2              Certification of Jeffrey M. Nigl pursuant to 18 U.S.C. Section
                  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002