Form 10QSB
period 2003-06-30
ELECTRONIC TELE COMMUNICATIONS INC
filed 2003-08-13
CIK 773547

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 15 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ________ to ________

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




As of August 8, 2003, there were outstanding 2,009,149 shares of Class A common stock and 499,998 shares of Class B common stock. The Class B common stock, 87.9% of which is owned by affiliates, is the only voting stock. The Class B common stock is not traded on an exchange.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                                 BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002

                                                                        (UNAUDITED)        (Note 1)
                                                                          JUNE 30         December 31
                                                                           2003              2002
                                                                      -----------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                           $    30,652       $    92,023
  Trade accounts receivable, net                                          213,812           278,353
  Inventories (Note 2)                                                  1,171,074         1,273,854
  Net investment in sales-type leases                                     292,615           333,692
  Prepaid expenses and other current assets                                75,178            82,207
                                                                      -----------------------------
    Total current assets                                                1,783,331         2,060,129

PROPERTY, PLANT AND EQUIPMENT, NET                                        201,014           280,269
NET INVESTMENT IN SALES-TYPE LEASES                                       160,233           296,513
GOODWILL                                                                  790,596           790,596
CAPITALIZED SOFTWARE PRODUCTION COSTS, NET (Note 4)                       163,976           130,693
                                                                      -----------------------------
Total Assets                                                          $ 3,099,150       $ 3,558,200
                                                                      =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving credit facility (Note 5)                                  $   167,310       $        --
  Accounts payable                                                        143,807           195,931
  Accrued expenses                                                        395,976           395,993
  Income taxes payable                                                     66,671            67,137
  Deferred revenue and customer deposits                                  132,021            76,017
  Deferred gain on sale of building                                        62,675            62,675
                                                                      -----------------------------
    Total current liabilities                                             968,460           797,753

DEFERRED GAIN ON SALE OF BUILDING                                         323,357           354,695
                                                                      -----------------------------

    Total liabilities                                                   1,291,817         1,152,448

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000 shares, none issued                    --                --
  Class A common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 2,009,149 shares                20,091            20,091
  Class B common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 499,998 shares                   5,000             5,000
  Additional paid-in capital                                            3,335,647         3,335,647
  Retained earnings (deficit)                                          (1,553,405)         (954,986)
                                                                      -----------------------------
    Total stockholders' equity                                          1,807,333         2,405,752
                                                                      -----------------------------

Total Liabilities and Stockholders' Equity                            $ 3,099,150       $ 3,558,200
                                                                      =============================





The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
  THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002 - (UNAUDITED)

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        JUNE 30                          JUNE 30
                                             ----------------------------     ----------------------------
                                                  2003             2002            2003            2002
                                             ----------------------------     ----------------------------

NET SALES                                    $   628,466      $ 1,300,470     $ 1,348,410      $ 2,410,028

COST OF PRODUCTS SOLD                            383,342          567,326         824,693        1,109,610
                                             ----------------------------     ----------------------------

GROSS PROFIT                                     245,124          733,144         523,717        1,300,418

OPERATING EXPENSES:
  General and administrative                     162,527          181,539         344,606          374,469
  Marketing and selling                          191,525          302,849         409,739          576,671
  Research and development                       126,317          218,339         362,315          453,163
                                             ----------------------------     ----------------------------
                                                 480,369          702,727       1,116,660        1,404,303
                                             ----------------------------     ----------------------------

EARNINGS (LOSS) FROM OPERATIONS                 (235,245)          30,417        (592,943)        (103,885)

OTHER INCOME (EXPENSE):
  Interest expense                                (2,584)          (1,606)         (3,476)          (2,736)
                                             ----------------------------     ----------------------------

EARNINGS (LOSS) BEFORE INCOME TAXES             (237,829)          28,811        (596,419)        (106,621)

  Income taxes                                     1,000            1,000           2,000            2,000

                                             ----------------------------     ----------------------------
NET EARNINGS (LOSS)                          $  (238,829)     $    27,811     $  (598,419)     $  (108,621)
                                             ============================     ============================

BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE:
  Class A common                             $     (0.10)     $      0.01     $     (0.24)     $     (0.04)
  Class B common                             $     (0.10)     $      0.01     $     (0.24)     $     (0.04)



The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
          SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002 - (UNAUDITED)


                                                                                SIX MONTHS ENDED JUNE 30
                                                                              ----------------------------
                                                                                  2003             2002
                                                                              ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                          $(598,419)       $(108,621)
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                              105,715           96,372
      (Gain) loss from sale of property, plant and equipment                     (43,119)         (31,763)
        Changes in operating assets and liabilities:
          Accounts receivable                                                     64,541         (119,233)
          Inventories                                                            102,780          258,165
          Net investment in sales-type leases                                    177,357          185,464
          Prepaid expenses and other current assets                                7,029            1,102
          Accounts payable and accrued expenses                                  (52,141)          25,354
          Income taxes                                                              (466)             369
          Deferred revenue and customer deposits                                  56,004           55,211
                                                                              ----------------------------
            Total adjustments                                                    417,700          471,041
                                                                              ----------------------------
        Net cash provided by (used in) operating activities                     (180,719)         362,420
                                                                              ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (2,929)         (11,074)
  Proceeds from sale of property, plant and equipment                             15,117           33,711
  Capitalized software production costs                                          (60,150)         (73,700)
                                                                              ----------------------------
        Net cash provided by (used in) investing activities                      (47,962)         (51,063)
                                                                              ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) borrowings on revolving credit facility, net                        167,310               --
                                                                              ----------------------------
        Net cash provided by (used in) financing activities                      167,310               --
                                                                              ----------------------------

Net increase (decrease) in cash and cash equivalents                             (61,371)         311,357

Cash and cash equivalents at beginning of year                                    92,023           64,811

                                                                              ----------------------------
Cash and cash equivalents at end of period                                     $  30,652        $ 376,168
                                                                              ============================

Supplemental disclosures of cash flow information:
  Cash received from income tax refunds                                        $      --        $      --
  Cash paid for income taxes                                                       2,465            1,725
  Cash paid for interest expense                                                   2,876            2,736


The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 2003 - (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished herein reflects all adjustments and accruals that management believes are necessary to fairly state the operating results for the respective periods. Operating results for the three-month and six-month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's 2002 Annual Report to Shareholders.

2. INVENTORIES

Inventories consisted of the following:

                                               JUNE 30         December 31
                                                 2003             2002
                                             -----------      -----------
      Raw materials and supplies             $   412,498      $   461,259
      Work-in-process and finished goods         664,840          692,862
      Maintenance and demo parts                 202,422          232,882
      Reserve for obsolescence                  (108,686)        (113,149)
                                             -----------      -----------

      Total inventories                      $ 1,171,074      $ 1,273,854
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

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 2003 - (UNAUDITED)
                                   (CONTINUED)


4. CAPITALIZED SOFTWARE PRODUCTION COSTS

Capitalized software production costs are accounted for in accordance with SFAS No. 86, "Accounting for Computer Software to be Sold, Leased, or Otherwise Marketed." These costs are being amortized on a straight-line basis over the remaining estimated economic life of the product. As of June 30, 2003, gross capitalized software production costs of $210,785 have been reduced by $46,809 of accumulated amortization.

5. REVOLVING CREDIT FACILITY

On December 23, 2002, the Company renewed a revolving credit facility with esitec, llc, an entity controlled by affiliates of the Company. The term of the revolving credit facility ends December 31, 2003, at which time it will renew automatically in consecutive one-year increments. Either party may terminate the revolving credit facility upon 45 days written notice. Under the revolving credit facility, the Company can borrow up to a maximum of $200,000. Interest is payable monthly at a rate of prime as quoted in the Wall Street Journal, and any outstanding balances of principal and interest are due at the end of the term of the agreement. The revolving credit facility is secured by trade accounts receivable. As of June 30, 2003, the Company had borrowings of $167,310 under the revolving credit facility. Interest paid for borrowings on the revolving credit facility during the six-month period ended June 30, 2003 was $3,476.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales were $628,466 and $1,300,470 for the three-month periods ended June 30, 2003 and 2002, respectively. Net sales for the six-month period ended June 30, 2003, were $1,348,410, compared to $2,410,028 for the corresponding six-month period of 2003. The decrease in net sales for the three-month and six month periods ended June 30, 2003, was due primarily to lower customer demand for the Company's interactive voice information systems versus the comparable period in the prior year and lower revenues from leases and services. Included in net sales were revenues from sales of the Company's interactive voice information systems of $163,486 or 12% of net sales, and $647,218 or 27% of net sales, for the six-month periods ended June 30, 2003 and 2002, respectively. The Company's customers continue to be severely impacted by slow economic conditions, especially in the domestic telecommunications industry, which has adversely impacted their buying decisions. It is not possible to predict the duration of depressed conditions in these customer industries. Revenues from operating leases, sales-type leases, and services were $982,827 or 73% of net sales for the 2003 six-month period, compared to $1,416,804 or 59% of net sales for the corresponding 2002 six-month period. The decrease in these sales dollars was due primarily to lower lease revenue from the Company's time weather temperature systems and lower revenue from repairs. It is anticipated that lease revenue will continue to fall, but it is the Company's goal that these revenues will be replaced by revenue from increased services provided to the sold time weather temperature systems that replace the leased units. Product pricing for the Company's equipment remained relatively constant between periods. Inflation did not have a material impact on revenues.

For the three-month periods ended June 30, 2003 and 2002, the gross profit percentage was 39% and 56%, respectively. Gross profit as a percentage of sales for the six-month periods ended June 30, 2003 and 2002, was 39% and 54%, respectively. The decrease in the gross profit percentage in the 2003 three-month and six-month periods was due to lower sales volume over which to spread fixed manufacturing costs, partially offset by the effect of the Company's cost reduction measures, including reductions of manufacturing personnel and related costs.

For the three-month periods June 30, 2003 and 2002, total operating expenses were $480,369 or 76% of net sales, and $702,727 or 54% of net sales, respectively. Total operating expenses were $1,116,660 or 83% of net sales for the six-month period ended June 30, 2003, compared to $1,404,303 or 58% for the corresponding period of 2002. Total operating expenses as a percentage of net sales for all periods presented were higher than historical percentages due to the substantially lower sales volumes over which to spread fixed operating expenses. Overall, total operating expense dollars were lower in the 2003 periods due to additional staff downsizing implemented in the first quarter of 2003 that included all departments within the Company. The dollar amounts of general and administrative expenses, sales and marketing expenses, and research and development expenses were all lower in 2003 periods due to staff downsizing. In addition, lower commissions on lower sales revenue decreased sales and marketing expenses in the 2003 periods.

Net other expenses were $3,476 for the six-month period ended June 30, 2003, compared to $2,736 for the corresponding six-month period of 2002 and were related to interest expense on borrowings outstanding during the periods.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


For the three-month period ended June 30, 2003, net loss was $238,829, compared to net earnings of $27,811 for the three-month period ended June 30, 2002. Net loss for the six-month period ended June 30, 2003 was $598,419 compared to a net loss of $108,621 for the corresponding period of 2002. The increase in the loss between periods was due primarily to the lower sales volume over which to spread fixed costs in the 2003 periods, partially offset by the savings from the cost reduction programs and staff downsizing.

LIQUIDITY AND SOURCES OF CAPITAL

Working capital was $814,871 at June 30, 2003, compared to $1,262,376 as of December 31, 2002. The decrease in working capital was primarily due to the net loss. Cash used in operating activities in the 2003 six-month period of $180,719 was a result of the net loss, partially offset by a decrease in inventories and collections of sales-type leases and accounts receivable. Cash provided by operating activities in the 2002 six-month period of $362,420 was the result of a decrease in inventories and collections of sales-type leases, partially offset by the net loss and an increase in accounts receivable.

For the six-month period ended June 30, 2003, cash provided by borrowings on a revolving credit facility, a decrease in inventories, and increased collections on sales-type leases and accounts receivable was used to finance the net loss. For the six-month period ended June 30, 2002, cash provided by a decrease in inventories and collections on sales-type leases was used to finance an increase in accounts receivable and the net loss.

The Company has sustained substantial operating losses over the past two and three-quarter years. In addition, the Company has used substantial amounts of working capital in its operations. The losses and use of working capital were a result of the significant decrease in sales caused by lower customer demand for the Company's products. The Company's customers have been severely impacted by slowing economic conditions, especially in the domestic telecommunications industry, which adversely impacted customers' buying decisions.

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

To supplement cash flow in the short-term, the Company entered into an agreement with an entity controlled by affiliates of the Company for up to $200,000 of borrowing availability. As of June 30, 2003, the Company had borrowings of $167,310 on the revolving credit facility. Subsequent to June 30, 2003, the Company borrowed additional amounts on the revolving credit facility bringing the total borrowing to $199,985. It is the affiliated entity's current position that $200,000 is the maximum that will be made available. The Company's current ratio was 1.8 at June 30, 2003. With the workforce reductions from 2001 to 2003 and strict control of all costs, the

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Company has significantly reduced the sales levels necessary to turn its operations profitable. However, the Company has yet to reach the sales levels necessary to achieve profitability. The Company will continue to monitor its operations to determine if additional cost savings measures need to be implemented to improve cash flow.

Management remains cautiously optimistic that market conditions and demand for the Company's new products will improve and that the Company's operations will return to profitability over the next 12 months. If the Company's operations return to profitability, management believes the Company can generate sufficient internal cash flow to support its operations. In addition, assuming profitable operations, management believes the Company will, at some point, be able to secure additional financing from a bank to provide additional working capital as needed. However, there can be no assurance that any or all of these items will be accomplished.

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

CONTRACTUAL OBLIGATIONS

The Company has contractual obligations for operating leases for its facilities in Waukesha, Wisconsin and Norcross, Georgia. The leases end in 2007 and 2008, respectively. Future minimum lease payments as of June 30, 2003, for the two facilities total $1,565,086.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information required to be included in the Company's periodic Securities and Exchange Commission filings within the required time periods. There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

                     Exhibit 11          Computation of Earnings Per Share
                     Exhibit 31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.
                                         Section 1350, as adopted pursuant to
                                         Section 302 of the Sarbanes-Oxley
                                         Act of 2002
                     Exhibit 31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.
                                         Section 1350, as adopted pursuant to
                                         Section 302 of the Sarbanes-Oxley
                                         Act of 2002
                     Exhibit 32.1 Certification of Dean W. Danner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                     Exhibit 32.2 Certification of Jeffrey M. Nigl pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          (b)  Reports on Form 8-K

                     The Company filed a Current Report of Form
                     8-K dated July 15, 2003, to furnish a press release dated July 15, 2003 announcing its second quarter 2003 financial results.

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

Date: August 8, 2003

                                  EXHIBIT INDEX



EXHIBIT
NUMBER            DESCRIPTION
------            -----------

  11              Computation of Earnings Per Share

  31.1            Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2            Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1 Certification of Dean W. Danner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2 Certification of Jeffrey M. Nigl pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002