Form 10QSB
period 2003-09-30
ELECTRONIC TELE COMMUNICATIONS INC
filed 2003-11-06
CIK 773547

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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




As of November 3, 2003, there were outstanding 2,009,149 shares of Class A common stock and 499,998 shares of Class B common stock. The Class B common stock, 87.9% of which is owned by affiliates, is the only voting stock. The Class B common stock is not traded on an exchange.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002



                                                              (UNAUDITED)     (Note 1)
                                                             SEPTEMBER 30    December 31
                                                                 2003           2002
                                                             ------------    -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $    62,471    $    92,023
  Trade accounts receivable, net                                  461,149        278,353
  Inventories (Note 2)                                            979,080      1,273,854
  Net investment in sales-type leases                             271,965        333,692
  Prepaid expenses and other current assets                        57,917         82,207
                                                              -----------    -----------
    Total current assets                                        1,832,582      2,060,129

PROPERTY, PLANT AND EQUIPMENT, NET                                177,280        280,269
NET INVESTMENT IN SALES-TYPE LEASES                               104,108        296,513
GOODWILL                                                          790,596        790,596
CAPITALIZED SOFTWARE PRODUCTION COSTS, NET (Note 4)               198,411        130,693
                                                              -----------    -----------

Total Assets                                                  $ 3,102,977    $ 3,558,200
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving credit facility (Note 5)                          $   148,565    $         -
  Accounts payable                                                 78,652        195,931
  Accrued expenses                                                456,095        395,993
  Income taxes payable                                             67,587         67,137
  Deferred revenue and customer deposits                           72,089         76,017
  Deferred gain on sale of building                                62,675         62,675
                                                              -----------    -----------
    Total current liabilities                                     885,663        797,753

DEFERRED GAIN ON SALE OF BUILDING                                 307,689        354,695
                                                              -----------    -----------

    Total liabilities                                           1,193,352      1,152,448

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000 shares, none issued             -              -
  Class A common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 2,009,149 shares        20,091         20,091
  Class B common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 499,998 shares           5,000          5,000
  Additional paid-in capital                                    3,335,647      3,335,647
  Retained earnings (deficit)                                  (1,451,113)      (954,986)
                                                              -----------    -----------
    Total stockholders' equity                                  1,909,625      2,405,752
                                                              -----------    -----------

Total Liabilities and Stockholders' Equity                    $ 3,102,977    $ 3,558,200
                                                              ===========    ===========



The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                    THREE-MONTH AND NINE-MONTH PERIODS ENDED
                   SEPTEMBER 30, 2003 AND 2002 - (UNAUDITED)



                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                             SEPTEMBER 30                  SEPTEMBER 30
                                      --------------------------    --------------------------
                                         2003           2002            2003          2002
                                      --------------------------    --------------------------
NET SALES                             $ 1,098,163    $   728,375    $ 2,446,573    $ 3,138,403

COST OF PRODUCTS SOLD                     529,012        436,990      1,353,705      1,546,600
                                      -----------    -----------    -----------    -----------

GROSS PROFIT                              569,151        291,385      1,092,868      1,591,803

OPERATING EXPENSES:
  General and administrative              171,358        166,071        515,964        540,540
  Marketing and selling                   202,690        241,392        612,429        818,063
  Research and development                 90,078        182,278        452,393        635,441
                                      -----------    -----------    -----------    -----------
                                          464,126        589,741      1,580,786      1,994,044
                                      -----------    -----------    -----------    -----------

EARNINGS (LOSS) FROM OPERATIONS           105,025       (298,356)      (487,918)      (402,241)

OTHER INCOME (EXPENSE):
  Interest expense                         (1,733)             -         (5,209)        (2,736)
                                      -----------    -----------    -----------    -----------

EARNINGS (LOSS) BEFORE INCOME TAXES       103,292       (298,356)      (493,127)      (404,977)

  Income taxes (benefit)                    1,000        (63,000)         3,000        (61,000)

                                      -----------    -----------    -----------    -----------
NET EARNINGS (LOSS)                   $   102,292    $  (235,356)   $  (496,127)   $  (343,977)
                                      ===========    ===========    ===========    ===========

BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE:
  Class A common                      $      0.04    $     (0.09)   $     (0.20)   $     (0.14)
  Class B common                      $      0.04    $     (0.09)   $     (0.20)   $     (0.14)






The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
       NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002 - (UNAUDITED)




                                                                       NINE MONTHS ENDED SEPTEMBER 30
                                                                       ------------------------------
                                                                         2003                 2002
                                                                       ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                  $(496,127)           $(343,977)
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                      138,066              139,532
      (Gain) loss from sale of property, plant and equipment             (56,340)             (68,132)
        Changes in operating assets and liabilities:
          Accounts receivable                                           (182,796)              17,143
          Inventories                                                    294,774              143,660
          Net investment in sales-type leases                            254,132              284,170
          Prepaid expenses and other current assets                       24,290                2,249
          Accounts payable and accrued expenses                          (57,177)              94,158
          Income taxes                                                       450                1,014
          Deferred revenue and customer deposits                          (3,928)             (37,101)
                                                                       ---------            ---------
            Total adjustments                                            411,471              576,693
                                                                       ---------            ---------
        Net cash provided by (used in) operating activities              (84,656)             232,716
                                                                       ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                    (2,929)              (5,387)
  Proceeds from sale of property, plant and equipment                     21,618               23,332
  Capitalized software production costs                                 (112,150)            (126,035)
                                                                       ---------            ---------
        Net cash provided by (used in) investing activities              (93,461)            (108,090)
                                                                       ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) borrowings on revolving credit facility, net                148,565                    -
                                                                       ---------            ---------
        Net cash provided by (used in) financing activities              148,565                    -
                                                                       ---------            ---------

Net increase (decrease) in cash and cash equivalents                     (29,552)             124,626

Cash and cash equivalents at beginning of year                            92,023               64,811

                                                                       ---------            ---------
Cash and cash equivalents at end of period                             $  62,471            $ 189,437
                                                                       =========            =========

Supplemental disclosures of cash flow information:
  Cash received from income tax refunds                                $       -            $  63,643
  Cash paid for income taxes                                               2,549                1,727
  Cash paid for interest expense                                           4,721                2,736





The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2003 - (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished herein reflects all adjustments and accruals that management believes are necessary to fairly state the operating results for the respective periods. Operating results for the three-month and nine-month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's 2002 Annual Report to Shareholders.

2. INVENTORIES

Inventories consisted of the following:


                                    SEPTEMBER 30    December 31
                                        2003            2002
                                     -----------    -----------
Raw materials and supplies           $   402,263    $   461,259
Work-in-process and finished goods       503,558        692,862
Maintenance and demo parts               205,724        232,882
Reserve for obsolescence                (132,465)      (113,149)
                                     -----------    -----------
Total inventories                    $   979,080    $ 1,273,854
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

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2003 - (UNAUDITED)
                                   (CONTINUED)


4. CAPITALIZED SOFTWARE PRODUCTION COSTS

Capitalized software production costs are accounted for in accordance with SFAS No. 86, "Accounting for Computer Software to be Sold, Leased, or Otherwise Marketed." These costs are being amortized on a straight-line basis over the remaining estimated economic life of the product. As of September 30, 2003, gross capitalized software production costs of $262,785 have been reduced by $64,374 of accumulated amortization.

5. REVOLVING CREDIT FACILITY

On December 23, 2002, the Company renewed a revolving credit facility with esitec, llc, an entity controlled by affiliates of the Company. The term of the revolving credit facility ends December 31, 2003, at which time it will renew automatically in consecutive one-year increments. Either party may terminate the revolving credit facility upon 45 days written notice. Under the revolving credit facility, the Company can borrow up to a maximum of $200,000. Interest is payable monthly at a rate of prime as quoted in the Wall Street Journal, and any outstanding balances of principal and interest are due at the end of the term of the agreement. The revolving credit facility is secured by trade accounts receivable. As of September 30, 2003, the Company had borrowings of $148,565 under the revolving credit facility. Interest paid for borrowings on the revolving credit facility during the nine-month period ended September 30, 2003 was $5,209.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales were $1,098,163 and $728,375 for the three-month periods ended September 30, 2003 and 2002, respectively. Net sales for the nine-month period ended September 30, 2003, were $2,446,573, compared to $3,138,403 for the corresponding nine-month period of 2002. The increase in net sales for the three-month period ended September 30, 2003, was due primarily to higher customer demand for the Company's interactive voice information systems versus the comparable period in the prior year, partially offset by lower revenues from leases and services. For the nine-month period ended September 30, 2003, the decrease in net sales compared to the prior year nine-month period was due primarily to lower sales of the Company's interactive voice information systems in the first two quarters of 2003 and lower revenues from leases and services. Included in net sales were revenues from sales of the Company's interactive voice information systems of $517,338 or 47% of net sales, and $146,120 or 20% of net sales, for the three-month periods ended September 30, 2003 and 2002, respectively. For the nine-month periods ended September 30, 2003 and 2003, sales of the Company's interactive voice information systems were $680,823 or 28% of net sales and $993,338 or 32% of net sales, respectively. While there was an increase in sales of interactive voice information systems in the three-month period ended September 30, 2003, the Company's customers continue to be severely impacted by slow economic conditions, especially in the domestic telecommunications industry, which has adversely impacted their buying decisions. It is not possible to predict the duration of depressed conditions in these customer industries. Revenues from operating leases, sales-type leases, and services were $1,755,577 or 72% of net sales for the 2003 nine-month period, compared to $2,078,834 or 66% of net sales for the corresponding 2002 nine-month period. The decrease in these sales dollars was due primarily to lower lease revenue from the Company's time weather temperature systems and lower revenue from repairs. It is anticipated that lease revenue will continue to fall as a result of the Company discontinuing leasing of new systems, but it is the Company's goal that these revenues will be replaced by revenue from increased services provided to the owners of time weather temperature systems that replace the leased units. Product pricing for the Company's equipment remained relatively constant between periods. Inflation did not have a material impact on revenues.

For the three-month periods ended September 30, 2003 and 2002, the gross profit percentage was 52% and 40%, respectively. Gross profit as a percentage of sales for the nine-month periods ended September 30, 2003 and 2002, was 45% and 51%, respectively. The increase in the gross profit percentage in the 2003 three-month period was due to a higher sales mix of systems versus services, higher sales volume over which to spread fixed manufacturing costs, and by the effect of the Company's cost reduction measures, including reductions of manufacturing personnel and related costs. For the 2003 nine-month period, the decrease in the gross profit percentage was due to lower sales volume over which to spread fixed manufacturing costs, partially offset by the effect of the Company's cost reduction measures, including reductions of manufacturing personnel and related costs.

For the three-month periods ended September 30, 2003 and 2002, total operating expenses were $464,126 or 42% of net sales and $589,741 or 81% of net sales, respectively. Total operating expenses were $1,580,786 or 65% of net sales for the nine-month period ended September 30, 2003, compared to $1,994,044 or 64% of net sales for the corresponding period of 2002. Total operating expense dollars were lower in the 2003 periods due to additional staff

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

downsizing implemented in the first quarter of 2003 that included all departments within the Company. The dollar amounts of sales and marketing expenses and research and development expenses were both lower in 2003 periods due to staff downsizing. In addition, lower commissions caused by lower sales revenue decreased sales and marketing expenses in the 2003 periods.

Net other expenses were $5,209 for the nine-month period ended September 30, 2003, compared to $2,736 for the corresponding nine-month period of 2002 and were related to interest expense on borrowings outstanding during the periods.

For the three-month period ended September 30, 2003, net earnings were $102,292, compared to a net loss of $235,356 for the three-month period ended September 30, 2002. Net loss for the nine-month period ended September 30, 2003 was $496,127 compared to a net loss of $343,977 for the corresponding period of 2002. The increase in net earnings for the three-month period ended September 30, 2003, was due primarily to higher sales volume and savings from the cost reduction programs and staff downsizing. For the nine-month period ended September 30, 2003, the increase in the net loss over the prior year nine-month period was due primarily to the lower sales volume over which to spread fixed costs, partially offset by the savings from the cost reduction programs and staff downsizing.

LIQUIDITY AND SOURCES OF CAPITAL

Working capital was $946,919 at September 30, 2003, compared to $1,262,376 as of December 31, 2002. The decrease in working capital was primarily due to the net loss, partially offset by collection of customer payments of long-term sales-type leases. Cash used in operating activities in the 2003 nine-month period of $84,656 was a result of the net loss and an increase in accounts receivable, partially offset by a decrease in inventories and collections of sales-type leases. Cash provided by operating activities in the 2002 nine-month period of $232,716 was the result of a decrease in inventories and collections of sales-type leases, partially offset by the net loss.

For the nine-month period ended September 30, 2003, cash provided by borrowings on a revolving credit facility, a decrease in inventories, and increased collections on sales-type leases was used to finance the net loss and an increase in accounts receivable. For the nine-month period ended September 30, 2002, cash provided by a decrease in inventories and collections on sales-type leases was used to finance the net loss.

The Company has sustained substantial operating losses over the past three years. In addition, the Company has used substantial amounts of working capital in its operations. The losses and use of working capital were a result of the significant decrease in sales caused by lower customer demand for the Company's products. The Company's customers have been severely impacted by slowing economic conditions, especially in the domestic telecommunications industry, which adversely impacted customers' buying decisions.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


To address the resultant cash flow requirements caused by the decrease in sales, the Company has reduced its workforce by over 60% beginning in 2001 and continuing into 2003 through a combination of terminations and lay-offs. To supplement cash flow in the short-term, the Company entered into an agreement with an entity controlled by affiliates of the Company for up to $200,000 of borrowing availability. As of September 30, 2003, the Company had borrowings of $148,565 on the revolving credit facility. It is the affiliated entity's current position that $200,000 is the maximum that will be made available. The Company's current ratio was 2.1 at September 30, 2003. With the workforce reductions from 2001 to 2003 and strict control of all costs, the Company has significantly reduced the sales levels necessary to turn its operations profitable. However, until the quarter ended September 30, 2003, the Company had not yet reached the sales levels necessary to achieve profitability. The Company will continue to monitor its operations to determine if additional cost savings measures need to be implemented to improve cash flow.

Management remains cautiously optimistic that market conditions and demand for the Company's new products will improve and that the Company's operations will return to profitability over the next 12 months. If the Company's operations return to profitability, management believes the Company can generate sufficient internal cash flow to support its operations. In addition, assuming profitable operations, management believes the Company will, at some point, be able to secure additional financing from a bank to provide additional working capital as needed. If the Company is able to increase its sales volume, additional financing in the form of internally generated cash flow and/or bank financing may be required to finance increases in inventory and accounts receivable. However, there can be no assurance that any or all of these items will be accomplished.

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

CONTRACTUAL OBLIGATIONS

The Company has contractual obligations for operating leases for its facilities in Waukesha, Wisconsin and Norcross, Georgia. The leases end in 2007 and 2008, respectively. Future minimum lease payments as of June 30, 2003, for the two facilities total $1,486,961.

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

                      Exhibit 32.2 Certification of Jeffrey M. Nigl pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

                      The Company filed a Current Report of Form 8-K dated October 21, 2003, to furnish a press release dated October 21, 2003 announcing its third quarter 2003 financial results.




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

Date: November 3, 2003

                                  EXHIBIT INDEX



EXHIBIT
NUMBER   DESCRIPTION
-------  -----------------------------

11       Computation of Earnings Per Share

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Dean W. Danner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Jeffrey M. Nigl pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002