Form 10KSB
period 2003-12-31
ELECTRONIC TELE COMMUNICATIONS INC
filed 2004-03-24
CIK 773547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                                   For the year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                                   For the transition period from _____ to _____

                                   Commission File Number 0-13981

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)

Wisconsin                                   39-1357760
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1915 MacArthur Road, Waukesha, Wisconsin    53188
(Address of principal executive offices)    (Zip Code)

Issuer's telephone number (262) 542-5600

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Class A Common Stock, Par Value $.01 per share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 2003 were $3,026,479.

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of February 25, 2004 was $342,508.

As of February 25, 2004, there were outstanding 2,009,149 shares of Class A common stock and 499,998 shares of Class B common stock. The Class B common stock is the only voting stock. 87.9% of the Class B common stock is owned by affiliates. There is no market for the Class B common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III incorporate by reference portions of Electronic
Tele-Communications' 2003 Annual Report to Shareholders. Part III incorporates by reference certain exhibits previously filed with Electronic
Tele-Communications' S-1 Registration Statement (No. 2-99175) dated July 24,
1985.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) General Development of Business

Electronic Tele-Communications, Inc. ("ETC" or "the Company") is a Wisconsin corporation, incorporated in 1980. The Company designs, manufactures, and markets digital voice information platforms and related services for the telecommunications industry. Substantially all of the Company's products are proprietary and have been developed since 1996. Research and development activities have been and will continue to be important to the development of new products and markets.

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

TECHNOLOGY AND PRODUCT DEVELOPMENT

Most of Electronic Tele-Communications' products consist of proprietary circuit card assemblies, purchased assemblies, and purchased and proprietary software. The Company's technologies involve the design of electronic systems, including printed circuit boards and the arrangement of electronic components thereon, and the purchase, integration, and development of application software necessary to access and control the systems, messages and their formate.

The Company designs printed circuit boards for use in its systems using computer-aided design equipment. This equipment permits the design of complex multi-layered printed circuit boards. Electronic components installed on the printed circuit boards include computer memory chips, microprocessors, integrated circuits, resistors, capacitors, transformers, and switches.

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

New product development and product improvements are significant to ETC's business. The Company spent approximately $539,000, $830,000, and $1,420,000 in 2003, 2002, and 2001, respectively, on research and development activities, all of which were exclusively Company sponsored and supported. The large decreases in research and development expenses beginning in 2001 and continuing into 2003 were due to reduction of the Company's workforce by over 50% and other cost savings measures implemented to address a significant decrease in sales.

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

PRODUCTS

     Interactive Voice Platforms

The Company produces the Digicept Emcee(TM) voice platform and Digicept Digital Network Application ("DNA") Modules. The Emcee is a scalable, open-system network peripheral designed to meet the needs of advanced networks by offering revenue generating, custom and enhanced services for both circuit and packet-switched networks. Together, these products constitute a comprehensive line of interactive voice platforms, providing multi-message, user-selectable voice announcements. The systems feature Automatic Intercept Service, Changed Number Announcement and Automatic Number Announcement. These applications intercept erroneously dialed numbers, informing the caller of changed numbers or other dialing instructions. They also perform revenue-generating functions such as voice mail, internet call waiting, wake-up service, and privacy call screening. Each system also provides prompts and messages in support of enhanced telephone services, providing instructions for custom calling services and automated pay phone operation. In addition, the interactive voice platforms may be used to provide user selectable information regarding entertainment or transportation schedules, medical, financial and insurance data, news and sports updates, and other public information.

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

     Digital Recorder/Announcers

The Company's Digicept recorder/announcer stores a single announcement for playback to the telephone network. The Digicept line also includes the Extended Memory recorder/announcer, providing extended-length, single-channel messages. Calls to the recorder/announcers are generally grouped through multiple interface circuits, also manufactured by the Company, allowing simultaneous access to the recorder/announcer by hundreds of phone lines. High-speed T1 interfaces are available to connect large recorder/announcer systems directly to a 24-channel digital T1 network. The Digicept recorder/announcers are most often found in a telephone company's central office, providing informational announcements regarding incorrectly dialed or changed numbers, telephone services and weather conditions. These announcers are also used by businesses to provide information on finance, transportation, public service and education. The Messenger(TM) 612 single-channel announcer, housed in a self-contained package, provides similar functionality in a business office environment.

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

     Meteorological Services

Two degreed meteorologists, using state-of-the-art information services and equipment, update weather forecasts from ETC's weather center in Norcross, Georgia. A rigid quality control program ensures that forecasts are updated on a timely basis. These forecasts serve approximately 500 USA TIME sites, and are downloaded to the Company's time/weather/temperature systems via the telephone network, using computer-generated calling. Additionally, all maintenance, call rate reports, promotional messages, time adjustment and daylight savings time changes are provided remotely from the weather center.

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

SALES, MARKETING AND CUSTOMERS

ETC's manufactured products are marketed primarily through Company sales personnel, with approximately 4% being sold through independent distributors and telecommunications dealers. Sales and leases of the Company's time/weather/temperature machines and related information update services are through the Company's sales personnel. Approximately 95% of the Company's 2003 sales were in the United States, and 5% were to international customers.

During 2003, ETC's products and related services were sold and leased to approximately 750 customers, primarily operating telephone companies, competitive local exchange carriers ("CLECs"), telephone original equipment manufacturers ("OEMs"), telecommunication dealers, telephone service providers, financial institutions, and other businesses.

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

BACKLOG

As of December 31, 2003, the amount of the Company's backlog orders believed to be firm was $62,000. This compares with $146,000 of backlog orders as of December 31, 2002. Four customers comprised 44%, 13%, 11%, and 10%, respectively, of the 2003 backlog. Two different customers comprised 50% and 38%, respectively, of the 2002 backlog. The Company typically experiences variations in product sales that have no seasonal pattern and are caused by the timing of major equipment purchases by the operating telephone companies, CLECs and OEMs.

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

EMPLOYEES

As of December 31, 2003, ETC had 38 full-time employees and 1 part-time employee. Approximately 21% of the Company's employees are engaged in research and development, 23% in sales and marketing, 23% in management and office support, 15% in service and support, and 18% in manufacturing. The Company has never experienced a work stoppage due to a labor dispute, is not a party to any labor contract, and considers its relations with employees to be excellent. The Company believes that there is an adequate supply of professional and manufacturing personnel available in the metropolitan areas where it has facilities to meet its anticipated personnel requirements.

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

The Company leases 5,754 square feet in an office building located in Norcross, Georgia. This facility includes a regional sales office, engineering, technical services, information systems, and accounting. The lease expires in the year 2008. The property is modern and well maintained and adequate for the Company's anticipated needs.

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

For the market prices of common stock, see the information contained in the section entitled "Quarterly Financial Data" on page 20 in ETC's 2003 Annual Report to Shareholders, which is incorporated herein by reference.

(b) Holders

As of March 1, 2004, there were approximately 700 shareholders of record and beneficial shareholders owning Class A common stock and eight shareholders of record of Class B common stock.

(c) Dividends

In 2003 and 2001, the Company did not pay a cash dividend. In 2002, the Company paid a cash dividend of $.08 per share of Class A common stock. The officers and directors of the Company waived their right to receive the $.08 dividend in 2002 on their 999,284 shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information on pages 1 through 5 in ETC's 2003 Annual Report to Shareholders is incorporated herein by reference.

The Company may from time to time make statements that could be considered "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. These "forward-looking" statements are provided in compliance with the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995.

The Company wishes to caution readers that the following factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results during 2004 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

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

         Working Capital and Credit Facilities

Due to the economic slowdown, significant working capital has been used by the Company's operations. The Company has a line of credit with an affiliate for up to $200,000 of borrowing. If the Company were to continue to operate at a loss, additional financing, which may be needed in the future to operate the business, may be impossible to obtain which would adversely impact the Company's operations.

         Completion of Product Development

Completion of software for additional features for the Company's new products, the Emcee and Z-10, together with future products and software applications, is vital to the future success of the Company. If the Company were unable to develop new products and software at a pace required by customers, its ability to continue to serve existing customers and obtain new customers would be impaired, thus adversely affecting the Company's revenues and profitability.

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

ITEM 7. FINANCIAL STATEMENTS

The information on pages 5 through 20 in ETC's 2003 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Directors and executive officers of the Company are as follows:

      NAME                   AGE                           TITLE
      ----                   ---                           -----
George W. Danner*            84           Chairman of the Board and Director*
Dean W. Danner               53           President, Chief Executive Officer and Director
Bonita M. Danner             52           Vice President Engineering and Director
Hazel Danner                 83           Corporate Secretary and Director
Jeffrey M. Nigl              45           Vice President, Treasurer and Chief Financial Officer
Robert R. Spiering           59           Vice President Tech Services
Joseph A. Voight, Jr.        53           Vice President Sales & Marketing
Joanne B. Huelsman           65           Director
A. William Huelsman          66           Director
Peter J. Lettenberger        66           Director
Richard A. Gabriel           71           Director
R.W. Johnny Johns            55           Director

*        Mr. George W. Danner passed away in February 2004.

GEORGE W. DANNER - Mr. Danner passed away in February 2004. Mr. Danner retired as the Company's Chief Executive Officer in May 1993 and had served as Chairman of the Board and Director since May 1993. Prior thereto, he served as Chairman of the Board, Chief Executive Officer and a Director since May 1989. Prior thereto he served as President, Chief Executive Officer and a Director of the Company since its incorporation in 1980. Prior thereto he was Vice President of GTE Automatic Electric Corporation (a diversified manufacturer of telecommunications equipment), a subsidiary of GTE Corporation. Mr. Danner was a registered Professional Engineer, and became actively involved in the telephone industry in 1949, when he founded Electronic Secretary Industries, Inc., a manufacturer of electronic telephone answering and recording equipment, which was merged into GTE Corporation in 1957.

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

JOANNE B. HUELSMAN - Ms. Huelsman has served as a Director of the Company since its incorporation in 1980. Ms. Huelsman has been a member of the Company's Audit Committee since its creation in 1985. She served as Secretary of the Company from 1980 to 1983 and has served as its Treasurer from 1983 to May 1993. Ms. Huelsman has been the owner of Berg Management Company since 1980, was an elected member of the Wisconsin State Legislature from 1983 until 2002, and has been engaged in the practice of law since 1980.

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

R.W. JOHNNY JOHNS - Mr. Johns was elected to the Board of Directors of the Company in May 2000. He is also a member of the Company's Audit Committee. Mr. Johns is Manager-Strategic Accounts of Verizon Logistics in Atlanta, Georgia since 1997. Prior thereto he was Vice President Sales of ETC since May 1995, and Vice President and General Manager of the Company's Atlanta operations since May 1989. Prior thereto Mr. Johns was employed by The Audichron Company of Atlanta, Georgia for 17 years.

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

AUDIT COMMITTEE FINANCIAL EXPERT

The Audit Committee of the Company's Board of Directors is currently composed of three non-employee directors, Joanne B. Huelsman, R.W. Johnny Johns, and Richard
A. Gabriel. Each member of the Audit Committee has not participated in the preparation of the financial statements of the Company at any time during the last three years, and is able to read and understand fundamental financial statements, including a company's balance sheet, income statement, and cash flow statement. Additionally, the Company has, and will continue to have, at least one member of the Audit Committee who has past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual's financial sophistication, including being or having been a chief executive officer, chief financial officer, or other senior officer with financial oversight responsibilities. The Board of Directors has determined that R.W. Johnny Johns is an "audit committee financial expert" and is "independent" as those terms are defined or used in the applicable Securities and Exchange Commission rules.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

There is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form.

CODE OF ETHICS

The Company has adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions. A copy of the code is attached to this report as Exhibit 14.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the annual and long-term compensation for the Company's Chief Executive Officer, as well as the total compensation paid to him during the Company's last three fiscal years. No other executive officer of the Company earned a total annual salary and bonus in excess of $100,000 in 2003. Columns (d) in the table relating to Bonus Compensation, (e) relating to Other Annual Compensation, (f) relating to Restricted Stock Awards, and (h) relating to LTIP Payouts have been omitted as there is no compensation to report.

                           SUMMARY COMPENSATION TABLE

                                                    Long-Term
                                                   Compensation
                                                   ------------
                                                       (g)
     (a)                             Annual         Securities               (i)
    Name                          Compensation        Under-              All Other
    and                           ------------        lying                Compen-
  Principal         (b)               (c)            Options/              sation
  Position         Year             Salary($)         SARs(#)                ($)
-----------------------------------------------------------------------------------
Dean W. Danner     2003              85,900                                2,250(1)
  President and    2002              96,500           3,000                2,250(1)
  CEO              2001             116,600                                3,950(1)

----------------------------

(1) Consists of directors' fees of $2,250 in 2003, 2002, and 2001, with the remainder being Company matching contributions pursuant to the Company's 401(k) retirement savings plan.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

There were no options/SARs granted during 2003 to the named executive.

AGGREGATED OPTIONS/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

The following table summarizes options and SARs exercised during 2003 and the value of unexercised options and SARs held by the named executive at fiscal year-end:

                                                   (d)
                                                Number of              (e)
                                                Securities           Value of
                                                Underlying         Unexercised
                                                Unexercised       In-the-Money
                      (b)                      Options/SARs       Options/SARs
                    Shares        (c)            at Fiscal          at Fiscal
                   Acquired      Value          Year-End(#)        Year-End($)
      (a)         on Exercise   Realized      Exercisable(E)/    Exercisable(E)/
     Name             (#)         ($)        Unexercisable(U)   Unexercisable(U)
--------------------------------------------------------------------------------
Dean W. Danner         0           0             9,000(E)             144(E)
                                                 4,000(U)             576(U)

The Company does not have any information to report and has therefore omitted disclosures related to S-B Item 402(e) Long-Term Incentive Plan ("LTIP") Awards Table; S-B Item 402(g) Employment Contracts and Termination of Employment and Change in Control Arrangements; and S-B Item 402(h) Report on Repricing of Options/SARs.

COMPENSATION OF DIRECTORS

Each Director of the Company is entitled to receive $500 for each Directors' meeting attended, except for the Chairman of the Board, who receives $1,000 per Directors' meeting attended. In addition, each outside Director receives an annual retainer of $2,500 upon reelection at each Annual Shareholders Meeting. These amounts are included for Mr. Danner in the preceding Summary Compensation Table. All Directors' meeting fees and retainers were reduced by 10% for each of the years 2003, 2002 and 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of each class of the Company's Common Stock by each Director, each named executive officer, or person known by the Company to own beneficially more than 5% of either class of Common Stock, and all Directors and Executive Officers as a group, as of January 30, 2004:

                                   Class A Common Stock(1)            Class B Common Stock(1)
                               -------------------------------     -----------------------------
                                  Shares            Percentage         Shares         Percentage
                               Beneficially         of Shares       Beneficially      of Shares
                                  Owned            Outstanding         Owned         Outstanding
                               ------------        -----------     -------------     -----------
Hazel Danner                     213,771(3)           10.6%            75,048           15.0%
Bonita M. Danner                 188,201(3)            9.4%            75,048           15.0%
Dean W. Danner                   194,087(3)            9.7%            71,461           14.3%
George W. Danner                 173,837               8.7%            71,461           14.3%
Joanne B. Huelsman               139,801               7.0%            75,048           15.0%
A. William Huelsman              114,187               5.7%            71,461           14.3%
Georgia Barre(2)                 104,959               5.2%            41,984            8.4%
Peter J. Lettenberger              3,500(3)            0.2%                 -            0.0%
Richard Gabriel                    6,300(3)            0.3%                 -            0.0%
R.W. Johnny Johns                  3,000(3)            0.1%                 -            0.0%
All Executive Officers
  and Directors as a
  group (12 persons)           1,054,754(3)           52.5%           439,527           87.9%

-------------------
         (1) George W. Danner and Hazel Danner are the parents of Dean W. Danner (the husband of Bonita M. Danner). A. William Huelsman is the husband of Joanne B. Huelsman. All spouses disclaim beneficial ownership of one another's shares, and the owners hold the shares directly and have sole voting and investment power over the shares beneficially held, except that Bonita M. and Dean W. Danner share voting and investment power with respect to 10,200 shares of Class A Common Stock owned by their children.

         (2) Georgia Barre is not an officer or director of the Company.

         (3) Class A common shares beneficially owned include the right to acquire shares of Class A common stock upon exercise of stock options as follows: Hazel Danner, 1,000 shares; Bonita Danner, 3,800 shares; Dean Danner, 9,000 shares; Peter Lettenberger, 3,000 shares; Richard Gabriel, 5,000 shares; and R.W. Johnny Johns, 3,000 shares. Shares beneficially owned by all executive officers and directors as a group include three additional officers with the right to acquire a total of 20,300 shares of Class A common stock upon exercise of stock options.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table discloses information relating to equity compensation plans in effect as of end of the last completed fiscal year that provide for the award of the Company's securities or the grant of options, warrants or rights to purchase the Company's securities to any person:

                                                                                        (c)
                                                                                 Number of securities
                                   (a)                      (b)                 remaining available
                           Number of securities      Weighted-average            for future issuance
                               to be issued            exercise price                under equity
                             upon exercise of          of outstanding             compensation plans
                           outstanding options,      options, warrants          (excluding securities
 Plan category             warrants and rights           and rights            reflected in column (a))
-------------------------------------------------------------------------------------------------------
Equity
compensation
plans approved by
security holders                  182,200                  $ 1.81                      46,700

Equity
compensation
plans not
approved by
security holders                        -                                                   -
                                  -------                                              ------
Total                             182,200                                              46,700

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 2001, the Company entered into a sale leaseback transaction for the building and associated land located in Waukesha, Wisconsin which serves as the Company's principal office and manufacturing facility, to esitec, llc. ETC officers and directors Dean Danner, Bonita Danner, and Hazel Danner, and ETC director George Danner, are the principal members of esitec, llc. For more details on the sale leaseback transaction, see the Form 8-K filed by the Company on August 1, 2001, and Note 6 to the Financial Statements contained in the Company's 2003 Annual Report to Shareholders.

On December 23, 2002, the Company signed a revolving credit facility renewal with esitec, llc. The term of the revolving credit facility ended December 31, 2003, at which time it renewed automatically in consecutive one-year increments, provided that either party may terminate the revolving credit facility upon 45 days written notice. Under the revolving credit facility, the Company can borrow up to a maximum of $200,000. Interest is payable monthly at a rate of prime as quoted in the Wall Street Journal, and any outstanding balances of principal and interest are due at the end of the term. The revolving credit facility is secured by trade accounts receivable. As of December 31, 2003, the Company had borrowings of $90,000 under the revolving credit facility. Subsequent to year-end, the Company had borrowings under the revolving credit facility of $108,390 as of February 29, 2004.

The Company engaged the services of Quarles & Brady LLP of Milwaukee, Wisconsin as general legal counsel during the years ended December 31, 2003 and 2002. Mr. Peter J. Lettenberger, a partner of Quarles & Brady LLP, was also a director of the Company for the same periods. The Company incurred legal expenses of approximately $20,000 and $6,000 with Quarles & Brady LLP during the years ended December 31, 2003 and 2002, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1.       Financial statements

                  The Financial Statements, Notes to Financial Statements, Independent Auditors' Report, Five Year Review, and Quarterly Financial Data on pages 5 through 20 in ETC's 2003 Annual Report to Shareholders are incorporated herein by reference.

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

                  The Independent Auditors' Report on Financial Statement Schedules appears in Exhibit 23.1 of this report.

                  All other financial statement schedules are omitted as they are not required, or the required information is shown in the Financial Statements and Notes to Financial Statements on pages 5 through 20 in ETC's 2003 Annual Report to Shareholders incorporated herein by reference.

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

     10.3*        Electronic Tele-Communications, Inc. 1989 Nonqualified Stock
                  Option Plan effective April 21, 1989 was filed as Form S-8
                  (No. 33-30746) and is incorporated herein by reference.

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

     10.7         Promissory Note between Electronic Tele-Communications, Inc.
                  and esitec, llc dated December 23, 2002 was filed as Exhibit
                  10.7 to the December 31, 2002 Form 10-KSB and is incorporated herein by reference.

     13           2003 Annual Report to Shareholders.

     14           Code of Ethics

     23.1         Consent of Wipfli Ullrich Bertelson LLP, Independent Auditors.

     28           Cross Purchase Agreement dated June 28, 1985 was filed as
                  Exhibit 28.1 to Form S-1 (No. 2-99175) and is incorporated herein by reference.

     31.1         Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

     31.2         Certification of Chief Financial Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------
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

(b) Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K dated February 20, 2004, to furnish a press release dated February 20, 2004 announcing its fourth quarter and year-end 2003 financial results.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

All accounting fees and services provided to the Company are required to be approved in advance by the Company's Audit Committee.

AUDIT FEES

The aggregate fees billed by the Company's principal accountant, Wipfli LLP, for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, were $32,400 and $24,498 in 2003 and 2002, respectively.

AUDIT-RELATED FEES

There were no fees billed in 2003 or 2002 by the Company's principal accountant for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

There were no fees billed in 2003 or 2002 by the Company's principal accountant for professional services for tax compliance, tax advice, and tax planning.

ALL OTHER FEES

There were no fees billed in 2003 or 2002 by the Company's principal accountant for products or services provided other than those included in the "Audit Fees" above.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ELECTRONIC TELE-COMMUNICATIONS, INC.

                                           By:     /s/ Dean W. Danner
                                               ---------------------------------
                                                       Dean W. Danner
                                                       President and
    Date: March 19, 2004                          Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                      CAPACITY                       DATE
            ---------                      --------                       ----
       /s/  Dean W. Danner          President, Chief Executive       March 19, 2004
--------------------------------       Officer and Director
            Dean W. Danner

      /s/  Jeffrey M. Nigl          Vice President, Treasurer,       March 19, 2004
--------------------------------       Chief Financial Officer,
           Jeffrey M. Nigl             and Principal Accounting
                                       Officer

      /s/  Bonita M. Danner         Vice President Engineering       March 19, 2004
--------------------------------       and Director
           Bonita M. Danner

        /s/  Hazel Danner           Secretary and Director           March 19, 2004
--------------------------------
             Hazel Danner

     /s/  Joanne B. Huelsman        Director                         March 19, 2004
--------------------------------
          Joanne B. Huelsman

    /s/  A. William Huelsman        Director                         March 19, 2004
--------------------------------
         A. William Huelsman

   /s/  Peter J. Lettenberger       Director                         March 19, 2004
--------------------------------
        Peter J. Lettenberger

     /s/  Richard A. Gabriel        Director                         March 19, 2004
--------------------------------
          Richard A. Gabriel

     /s/  R.W. Johnny Johns         Director                         March 19, 2004
--------------------------------
          R.W. Johnny Johns

Schedule II

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                              ----------------------
                        VALUATION AND QUALIFYING ACCOUNTS
                       Three Years Ended December 31, 2003

                                              Charge
                             Balance at      to Costs                     Balance
                             Beginning         and                        at End
     Description             of Period       Expenses     Deductions     of Period
     -----------             ---------       --------     ----------     ---------
Allowance for
 Doubtful Accounts:

Year Ended
  December 31, 2001           $ 48,198       $ 45,000      $ 49,307       $ 43,891

Year Ended
  December 31, 2002           $ 43,891       $  4,029      $ 15,920       $ 32,000

Year Ended
  December 31, 2003           $ 32,000       $ 28,729      $ 25,533       $ 35,196

Allowance for
 Inventory Obsolescence:

Year Ended
  December 31, 2001           $151,728       $ 46,038      $ 71,538       $126,228

Year Ended
  December 31, 2002           $126,228       $ 43,375      $ 56,454       $113,149

Year Ended
  December 31, 2003           $113,149       $ 99,089      $ 52,987       $159,251