Form 10QSB
period 2004-03-31
ELECTRONIC TELE COMMUNICATIONS INC
filed 2004-05-12
CIK 773547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of May 10, 2004, there were outstanding 2,009,149 shares of Class A common stock and 499,998 shares of Class B common stock. The Class B common stock, 87.9% of which is owned by affiliates, is the only voting stock. The Class B common stock is not traded on an exchange.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                                 BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003

                                                                  (UNAUDITED)           (Note 1)
                                                                    MARCH 31          December 31
                                                                      2004                2003
                                                                  ------------        ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                       $     54,830        $     88,606
  Trade accounts receivable, net                                       334,770             178,302
  Inventories (Note 2)                                                 847,269             963,572
  Net investment in sales-type leases                                  192,391             238,817
  Prepaid expenses and other current assets                             45,413              43,533
                                                                  ------------        ------------
    Total current assets                                             1,474,673           1,512,830

PROPERTY, PLANT AND EQUIPMENT, NET                                     113,260             136,070
NET INVESTMENT IN SALES-TYPE LEASES                                     38,825              62,188
GOODWILL                                                               790,596             790,596
CAPITALIZED SOFTWARE PRODUCTION COSTS, NET (Note 3)                    249,957             232,513
                                                                  ------------        ------------

Total Assets                                                      $  2,667,311        $  2,734,197
                                                                  ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving credit facility (Note 4)                              $    108,390        $     90,000
  Accounts payable                                                      32,825              65,971
  Accrued expenses                                                     429,968             412,130
  Income taxes payable                                                  68,937              68,462
  Deferred revenue and customer deposits                                99,827              53,052
  Deferred gain on sale of building                                     88,674              88,674
                                                                  ------------        ------------
    Total current liabilities                                          828,621             778,289

DEFERRED GAIN ON SALE OF BUILDING                                      243,853             266,021
                                                                  ------------        ------------

    Total liabilities                                                1,072,474           1,044,310

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000 shares, none issued                 --                  --
  Class A common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 2,009,149 shares             20,091              20,091
  Class B common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 499,998 shares                5,000               5,000
  Additional paid-in capital                                         3,335,647           3,335,647
  Retained earnings (deficit)                                       (1,765,901)         (1,670,851)
                                                                  ------------        ------------
    Total stockholders' equity                                       1,594,837           1,689,887
                                                                  ------------        ------------

Total Liabilities and Stockholders' Equity                        $  2,667,311        $  2,734,197
                                                                  ============        ============

The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
         THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003 - (UNAUDITED)


                                                 THREE MONTHS ENDED
                                                      MARCH 31
                                          --------------------------------
                                              2004                2003
                                          ------------        ------------

NET SALES                                 $    816,673        $    719,944

COST OF PRODUCTS SOLD                          452,386             441,351
                                          ------------        ------------

GROSS PROFIT                                   364,287             278,593

OPERATING EXPENSES:
  General and administrative                   163,835             182,079
  Marketing and selling                        185,893             218,214
  Research and development                     107,518             235,998
                                          ------------        ------------
                                               457,246             636,291
                                          ------------        ------------

EARNINGS (LOSS) FROM OPERATIONS                (92,959)           (357,698)

OTHER INCOME (EXPENSE):
  Interest expense                              (1,091)               (892)
                                          ------------        ------------

EARNINGS (LOSS) BEFORE INCOME TAXES            (94,050)           (358,590)

  Income taxes                                   1,000               1,000

                                          ------------        ------------
NET EARNINGS (LOSS)                       $    (95,050)       $   (359,590)
                                          ============        ============

BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE:
  Class A common                          $      (0.04)       $      (0.14)
  Class B common                          $      (0.04)       $      (0.14)


The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
         THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003 - (UNAUDITED)


                                                                     THREE MONTHS ENDED MARCH 31
                                                                   --------------------------------
                                                                       2004                2003
                                                                   ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                              $    (95,050)       $   (359,590)
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                      54,366              53,690
      (Gain) loss from sale of property, plant and equipment            (22,168)            (21,505)
        Changes in operating assets and liabilities:
          Accounts receivable                                          (156,468)             33,115
          Inventories                                                   116,303              39,017
          Net investment in sales-type leases                            69,789              88,299
          Prepaid expenses and other current assets                      (1,880)             (2,126)
          Accounts payable and accrued expenses                         (15,308)             31,820
          Income taxes                                                      475                 325
          Deferred revenue and customer deposits                         46,775               8,841
                                                                   ------------        ------------
            Total adjustments                                            91,884             231,476
                                                                   ------------        ------------
        Net cash provided by (used in) operating activities              (3,166)           (128,114)
                                                                   ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                       --              (2,929)
  Proceeds from sale of property, plant and equipment                        --               6,499
  Capitalized software production costs                                 (49,000)            (21,150)
                                                                   ------------        ------------
        Net cash provided by (used in) investing activities             (49,000)            (17,580)
                                                                   ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) borrowings on revolving credit facility, net                18,390             127,005
                                                                   ------------        ------------
        Net cash provided by (used in) financing activities              18,390             127,005
                                                                   ------------        ------------

Net increase (decrease) in cash and cash equivalents                    (33,776)            (18,689)

Cash and cash equivalents at beginning of year                           88,606              92,023

                                                                   ------------        ------------
Cash and cash equivalents at end of period                         $     54,830        $     73,334
                                                                   ============        ============

Supplemental disclosures of cash flow information:
  Cash received from income tax refunds                            $         --        $         --
  Cash paid for income taxes                                                525                 675
  Cash paid for interest expense                                          1,029                 442


The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2004 - (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished herein reflects all adjustments and accruals that management believes are necessary to fairly state the operating results for the respective periods. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's 2003 Annual Report to Shareholders.

2. INVENTORIES

Inventories consisted of the following:

                                           MARCH 31          December 31
                                            2004                2003
                                         ------------        ------------

Raw materials and supplies               $    372,291        $    417,402
Work-in-process and finished goods            434,405             505,865
Maintenance and demo parts                    207,328             199,556
Reserve for obsolescence                     (166,755)           (159,251)
                                         ------------        ------------

Total inventories                        $    847,269        $    963,572
                                         ============        ============


3. CAPITALIZED SOFTWARE PRODUCTION COSTS

Capitalized software production costs are accounted for in accordance with SFAS No. 86, "Accounting for Computer Software to be Sold, Leased, or Otherwise Marketed." Software production costs incurred related to internally developed software products, enhancements, and purchased software to be sold, leased, or otherwise marketed are capitalized once technological feasibility of the software product has been established. Capitalization ends when the software product is available for general release. Software production costs incurred up to the time technological feasibility is established are considered research and development costs and are expensed as incurred.

Capitalized software production costs are amortized on a straight-line basis over the remaining estimated economic life of the product. Capitalized software production costs are reported at the lower of unamortized costs or net realizable value. The net realizable value of the capitalized software production costs is evaluated for all periods after capitalization.

As of March 31, 2004, gross capitalized software production costs of $367,785 have been reduced by $117,828 of accumulated amortization.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2004 - (UNAUDITED)
                                   (CONTINUED)


4. REVOLVING CREDIT FACILITY

On December 23, 2002, the Company signed a revolving credit facility renewal with esitec, llc, an entity controlled by affiliates of ETC. The term of the revolving credit facility ended December 31, 2003, at which time it renewed automatically in consecutive one-year increments, provided that either party may terminate the revolving credit facility upon 45 days written notice. Under the revolving credit facility, the Company can borrow up to a maximum of $200,000. Interest is payable monthly at a rate of prime as quoted in the Wall Street Journal, and any outstanding balances of principal and interest are due at the end of the term. The revolving credit facility is secured by trade accounts receivable. As of March 31, 2004, the Company had borrowings of $108,390 under the revolving credit facility. Interest paid for borrowings on the revolving credit facility during the three-month period ended March 31, 2004 was $1,091.

5. STOCK OPTIONS

ETC has a Nonqualified Stock Option Plan that is accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25). Under the plan, no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," our net earnings and earnings per share would have been as follows:

                                                           THREE MONTHS ENDED
                                                    --------------------------------
                                                      MARCH 31            March 31
                                                        2004                2003
                                                    ------------        ------------

Net earnings as reported                            $    (95,050)       $   (359,590)
Less employee compensation expense determined
 under a fair value based method, net of
 related tax effects                                       1,523               3,997
                                                    ------------        ------------

Pro forma net earnings                              $    (96,573)       $   (363,587)
                                                    ============        ============

Basic and diluted earnings per share:
 As reported:
  Class A common                                    $      (0.04)       $      (0.14)
  Class B common                                    $      (0.04)       $      (0.14)
 Pro forma:
  Class A common                                    $      (0.04)       $      (0.14)
  Class B common                                    $      (0.04)       $      (0.14)

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ETC designs, manufactures, markets and sells digital voice information systems and related services to the telecommunications industry and other businesses. Its systems are sold to operating telephone companies, competitive local exchange carriers, wireless carriers, cable companies, leading telecommunications manufacturers, and other telecommunication companies to provide them with revenue generating applications and informational services for their telecommunications networks. In addition, ETC provides time weather temperature systems and related services to telecommunications customers and other businesses that allow them to advertise and provide informational services to their communities.

Revenues are generated by selling and leasing equipment to customers. In addition, ETC generates revenue by providing services to customers such as installation, repair, maintenance, professional recording of announcements, and weather updates.

Since the middle of 2000, ETC and the telecommunications industry have been severely impacted by slowing economic conditions. In addition, the explosive growth of the telecommunications industry over the approximate ten-year period prior to the slowdown has caused over capacity in the telecommunications industry infrastructure. These conditions have caused our customers to delay their purchases of capital equipment for their telecommunication networks, which has resulted in significant decreases in our sales volume. The decreased sales volume has caused large financial losses for ETC together with significant uses of working capital. ETC has adjusted its operations by cutting costs several times beginning in 2001 and continuing through 2003. We are continuing to monitor our sales levels and operations to determine if additional adjustments are necessary to reach breakeven for profitability and cash flow.

RESULTS OF OPERATIONS

REVENUES
Net sales were $816,673 and $719,944 for the three-month periods ended March 31, 2004 and 2003, respectively, an increase of 13% between periods. Net sales for the 2004 three-month period were comprised of equipment sales of $362,805, or 44% of total net sales, and revenues from operating leases, sales-type leases, and services of $453,868 or 56%. Net sales for the 2003 three-month period were comprised of equipment sales of $211,280 or 29%, and revenues from operating leases, sales-type leases, and services of $508,664 or 71%.

The increase in net sales in the 2004 three-month period was due primarily to higher customer demand for our interactive voice information systems, partially offset by lower revenues from leases and services. Our customers continue to be severely impacted by depressed economic conditions, especially in the domestic telecommunications industry, which has adversely impacted their decisions to purchase additional systems. However, with the modest increase in equipment sales in the 2004 three-month period, it appears that customer demand for these products may be showing signs of increasing. Even with this short-term increase, however, it is not possible to predict whether the increases will continue or the duration of depressed conditions in these customer industries. While we continue to see an increase in quotation activity for new systems, it is not possible to predict the success rate in turning these quotations into sales.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

The decrease in revenues from leases and services was due primarily to lower lease revenue from our time weather temperature systems. As older time weather temperature systems that are leased by our customers are replaced by the sale of newer units, lease revenues decrease as a result. It is anticipated that lease revenue will continue to fall, but will be partially offset by revenue from increased services provided to the time weather temperature systems that customers purchase to replace the leased units and by sales of new time weather temperature units.

Product pricing for our equipment remained relatively constant between years. Inflation did not have a material impact on revenues.

GROSS PROFIT
Gross profit was 45% of net sales for the three-month period ended March 31, 2004, compared to 39% for the comparable 2003 three-month period. The increase in the gross profit percentage for the 2004 period was due primarily to higher sales volume over which to spread fixed manufacturing costs, a higher sales mix of equipment versus services, and the positive effect of our cost reduction measures that included reductions of manufacturing personnel and related costs. It is possible that the reduced levels of manufacturing and service personnel could hamper our ability to meet customer demand should sales volume increase in the future. However, if this occurs we believe we could hire additional personnel to meet our needs.

OPERATING EXPENSES
Total operating expenses were $457,246 or 56% of net sales, and $636,291 or 88% of net sales for the three-month periods ended March 31, 2004 and 2003, respectively. General and administrative expenses, marketing and selling expenses, and research and development expense dollars were all significantly lower in the 2004 three-month period due to additional staff downsizing implemented in the first quarter of 2003 that did not take effect until the second quarter of 2003. Cost reduction programs and staff downsizing implemented beginning late in the first quarter of 2001 and continuing through 2003 have reduced our workforce by approximately 60% and included all departments within ETC.

Despite the sizeable reductions in personnel, we believe we have sufficient staff to service our customers' needs and identify opportunities for new sales of products and services. We also have sufficient engineers on staff to design new products and add new features to our existing products that are intended to increase future sales volume. However, even though new product and feature development is continuing, it has been slowed somewhat by the staff reductions. While our staffing levels are sufficient at the current sales volume, we will have to add staff in the future if sales increase significantly.

OTHER INCOME AND EXPENSE
Net other expense was $1,091 and $892 for the three-month periods ended March 31, 2004 and 2003, respectively, and was related to interest expense incurred on line of credit borrowing during the periods.

INCOME TAXES
Income tax expense was $1,000 for each of the three-month periods ended March 31, 2004 and 2003, and was related to minimum taxes due for various states.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


NET EARNINGS AND EARNINGS PER SHARE
Net loss was $95,050 and $359,590 for the three-month periods ended March 31, 2004 and 2003, respectively. The significant decrease in net loss between three-month periods was due primarily to the higher sales volume over which to spread fixed costs and the resultant higher gross margin, together with the savings from the cost reduction programs and staff downsizing.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $646,052 at March 31, 2004, compared to $734,541 at December 31, 2003. The decrease in working capital in 2004 was primarily due to the net loss and an increase in accounts receivable from higher sales in the three-month period ended March 31, 2004, partially offset by a decrease in inventory levels and collection of customer payments on long-term sales-type leases. Cash used in operating activities of $3,166 in the three-month period ended March 31, 2004, was a result of the net loss and funding an increase in accounts receivable from increased sales, partially offset by decreasing inventory levels via sales of available products and decreasing sales-type leases by collecting amounts due from customers. Cash used in operating activities of $128,114 in the comparable 2003 period was a result of the net loss, partially offset by a decrease in inventories and collection of accounts receivable and sales-type leases.

In the three-month period ended March 31, 2004, cash provided by borrowing on a revolving credit facility and generated internally by selling inventory and collecting from customers of sales-type leases was used to fund the net loss and an increase in accounts receivable. In the three-month period ended March 31, 2003, cash provided by borrowing on a revolving credit facility, a decrease in inventories, and increased collections of accounts receivable and sales-type leases was used to finance the net loss.

Capital expenditures were $0 and $2,929 for the three-month periods ended March 31, 2004 and 2003, respectively. In addition, the Company capitalized software production costs incurred in the 2004 three-month period of $49,000 and in the 2003 three-month period of $21,150 related to internally developed software products that will be sold, leased, or otherwise marketed.

Accounts receivable increased from $178,302 at December 31, 2003, to $334,770 at March 31, 2004 due to the increase of equipment sales in the three-month period ended March 31, 2004 and the timing of collections of the related accounts receivable from customers. Inventories decreased from $963,572 at December 31, 2003, to $847,269 at March 31, 2004 due to sales of voice information systems during the three-month period ended March 31, 2004 that were in stock, and our concerted effort to keep inventory levels low to conserve cash. Net investment in sales-type leases decreased from $301,005 at December 31, 2003, to $231,216 at March 31, 2004 due to payments received from customers on our sale-type leases of our Audichron 410 time weather temperature systems. Another factor contributing to the decrease in sales-type leases has been the Company's decision to de-emphasize new sales-type lease contracts for time weather temperature systems in favor of selling such systems directly to customers or to third party lessors. It is expected that the cash flow generated from new sales of time weather temperature systems will offset the decrease in cash flow related to the declining sales-type leases.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

ETC has sustained substantial operating losses over the past three years. In addition, we have used substantial amounts of working capital in our operations. The losses and use of working capital were a result of the significant decrease in sales caused by lower customer demand for our products. Our customers have been severely impacted by slowing economic conditions, especially in the domestic telecommunications industry, which adversely impacted customers' buying decisions. Based on the above, the report of the independent auditors included in our 2003 annual report contains a statement that there is substantial doubt about our ability to continue as a going concern. Management's plans in regard to these matters are covered below and are also described in Note 16 to the financial statements in that annual report.

To address the resultant cash flow requirements caused by the decrease in sales, ETC has reduced its workforce by over 60% beginning in 2001 and continuing into 2003 through a combination of terminations and lay-offs. To supplement cash flow in the short-term, we entered into an agreement with an entity controlled by affiliates of ETC for up to $200,000 of borrowing availability. As of March 31, 2004, we have borrowings of $108,390 on the revolving credit facility. It is the affiliated entity's current position that $200,000 is the maximum that will be made available. With the workforce reductions from 2001 to 2003 and strict control of all costs, we have significantly reduced the sales levels necessary to turn our operations profitable. However, we have not yet reached the sales levels necessary to consistently achieve profitability. We will continue to monitor our operations to determine if additional cost savings measures need to be implemented to improve cash flow.

Management remains cautiously optimistic that market conditions and demand for our new products will improve and that our operations will return to profitability over the next 12 months. If our operations return to profitability, management believes ETC can generate sufficient internal cash flow to support our operations. In addition, assuming profitable operations, management believes we will, at some point, be able to secure additional financing from a bank to provide additional working capital as needed. If we are able to increase sales volume, additional financing in the form of internally generated cash flow and/or bank financing may be required to finance increases in inventory and accounts receivable. However, there can be no assurance that any or all of these items will be accomplished. Our future sales, earnings, and cash flows are heavily dependent on overall economic conditions, especially within the domestic telecommunications industry.

If we do not return to profitability, however, it is unlikely that we will be able to secure such bank financing. In such case, we may be able to further reduce costs to a level that would permit us to operate profitably by relying on the revenue stream generated by our time/weather/temperature and services business. This option would be used only as a last resort and would necessitate ceasing the majority of production and research activities. The risk associated with this strategy is that we may lose customers for a variety of reasons, including, but not limited to, our inability to support our products, ship products on a timely basis, or keep up to date on product technology.

Management believes that the actions described above, together with continuing to control costs and the close monitoring of operations, provide the opportunity for ETC to continue as a going concern.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

CONTRACTUAL OBLIGATIONS

ETC has contractual obligations for operating leases for its facilities in Waukesha, Wisconsin and Norcross, Georgia. The leases end in 2007 and 2008, respectively. Future minimum lease payments as of March 31, 2004, for the two facilities are as follows:

                  2004              $   241,200
                  2005                  330,800
                  2006                  340,600
                  2007                  350,900
                  2008                   65,100
                                    -----------
                  Total             $ 1,328,600
                                    ===========

We treat these contractual obligations as normal operating expenses and plan to fund them with internally generated cash flow. Our ability to do this will depend on achieving the sales levels necessary to reach cash flow breakeven. There are no assurances that this can be accomplished.

In addition, ETC has contractual obligations for purchases of materials from vendors used in the manufacture of our products in the amount of $23,000 for 2004. There are no purchase obligations beyond 2004. Our plan is to fund these purchase obligations with internally generated cash flow.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting policies since the filing of our Annual Report on Form 10-KSB dated December 31, 2003. As discussed in our annual report, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the recovery of accounts receivable and inventory reserves, as well as those used in the determination of income taxes and related valuation allowances, and those used in the evaluation of goodwill and fixed assets for impairment. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and product mix. We reevaluate these significant factors as facts and circumstances change.

FORWARD LOOKING INFORMATION

From time to time, information provided by ETC, statements made by its employees, and information included in its filings with the Securities and Exchange Commission which are not historical facts are forward-looking in nature and relate to trends and events that may affect our future financial position and operating results. Such forward-looking information is provided pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties including, but not limited to, improvement of conditions in our customer markets, the ability to increase sales and control expenses, the availability of adequate working capital and credit facilities, the ability to successfully complete development of and bring to market new products for which there is customer demand, technology changes, backlog, status of the economy, governmental regulations, sources of supply, expense structure, product mix, major customers, competition, litigation, threat of war, and other risk factors detailed in the Company's filings of Form 10-KSB with the Securities and Exchange Commission. Investors are encouraged to consider the risks and uncertainties included in those filings.


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



                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the Registrant on May 7, 2004, shareholders voted on the election of directors for a one-year term. The Class B common stock of the Registrant is the only class of voting securities. The Class B common stock is not registered under the Securities Exchange Act of 1934. There was no solicitation in opposition to the nominees proposed and there were no abstentions or broker non-votes. Each of the nominees were elected as follows:

                       Director               Votes      Votes
                         Name                  For      Withheld
                  -------------------        -------    --------

                  Dean W. Danner             293,018       0
                  Bonita M. Danner           293,018       0
                  Hazel Danner               293,018       0
                  A. William Huelsman        293,018       0
                  Joanne B. Huelsman         293,018       0
                  Conrad G. Goodkind         293,018       0
                  Richard A. Gabriel         293,018       0
                  R.W. (Johnny) Johns        293,018       0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits

                       Exhibit 11   Computation of Earnings Per Share

                       Exhibit 31.1 Certification of Chief Executive Officer
                                    pursuant to Section 302 of the
                                    Sarbanes-Oxley Act of 2002

                       Exhibit 31.2 Certification of Chief Financial Officer
                                    pursuant to Section 302 of the
                                    Sarbanes-Oxley Act of 2002

                       Exhibit 32.1 Certification of Dean W. Danner pursuant to
                                    18 U.S.C. Section 1350, as adopted pursuant
                                    to Section 906 of the Sarbanes-Oxley Act of
                                    2002

                       Exhibit 32.2 Certification of Jeffrey M. Nigl pursuant to
                                    18 U.S.C. Section 1350, as adopted pursuant
                                    to Section 906 of the Sarbanes-Oxley Act of
                                    2002

        (b)      Reports on Form 8-K

                       The Company filed a Current Report of Form 8-K dated May 4, 2004, to furnish a press release dated May 4, 2004 announcing its first quarter 2004 financial results.




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

Date: May 10, 2004

                                  EXHIBIT INDEX



EXHIBIT
NUMBER   DESCRIPTION
-------  -----------

11       Computation of Earnings Per Share

31.1     Certification of Chief Executive Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002

31.2     Certification of Chief Financial Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002

32.1 Certification of Dean W. Danner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Jeffrey M. Nigl pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002