Form 10QSB
period 2004-06-30
ELECTRONIC TELE COMMUNICATIONS INC
filed 2004-08-12
CIK 773547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 6, 2004, there were outstanding 2,009,149 shares of Class A common stock and 499,998 shares of Class B common stock. The Class B common stock, 87.9% of which is owned by affiliates, is the only voting stock. The Class B common stock is not traded on an exchange.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                                 BALANCE SHEETS
                       June 30, 2004 and December 31, 2003

                                                                 (UNAUDITED)        (Note 1)
                                                                   JUNE 30         December 31
                                                                    2004              2003
                                                                 -----------       -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $    89,358       $    88,606
  Trade accounts receivable, net                                     527,774           178,302
  Inventories (Note 2)                                               739,804           963,572
  Net investment in sales-type leases                                145,148           238,817
  Prepaid expenses and other current assets                           41,391            43,533
                                                                 -----------       -----------
    Total current assets                                           1,543,475         1,512,830

PROPERTY, PLANT AND EQUIPMENT, NET                                    90,892           136,070
NET INVESTMENT IN SALES-TYPE LEASES                                   20,806            62,188
GOODWILL                                                             790,596           790,596
CAPITALIZED SOFTWARE PRODUCTION COSTS, NET (Note 3)                  244,276           232,513
                                                                 -----------       -----------

Total Assets                                                     $ 2,690,045       $ 2,734,197
                                                                 ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving credit facility (Note 4)                             $   108,390       $    90,000
  Accounts payable                                                    75,114            65,971
  Accrued expenses                                                   434,149           412,130
  Income taxes payable                                                68,277            68,462
  Deferred revenue and customer deposits                              76,767            53,052
  Deferred gain on sale of building                                   88,674            88,674
                                                                 -----------       -----------
    Total current liabilities                                        851,371           778,289

DEFERRED GAIN ON SALE OF BUILDING                                    221,684           266,021
                                                                 -----------       -----------

    Total liabilities                                              1,073,055         1,044,310

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000 shares, none issued               --                --
  Class A common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 2,009,149 shares           20,091            20,091
  Class B common stock, authorized 10,000,000 shares,
    par value $.01, issued and outstanding 499,998 shares              5,000             5,000
  Additional paid-in capital                                       3,335,647         3,335,647
  Retained earnings (deficit)                                     (1,743,748)       (1,670,851)
                                                                 -----------       -----------
    Total stockholders' equity                                     1,616,990         1,689,887
                                                                 -----------       -----------

Total Liabilities and Stockholders' Equity                       $ 2,690,045       $ 2,734,197
                                                                 ===========       ===========


The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
  THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003 - (UNAUDITED)

                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                    JUNE 30                             JUNE 30
                                         -----------------------------       -----------------------------
                                            2004              2003               2004             2003
                                         -----------------------------       -----------------------------
NET SALES                                $ 1,022,982       $   628,466       $ 1,839,655       $ 1,348,410

COST OF PRODUCTS SOLD                        548,466           383,342         1,000,852           824,693
                                         -----------       -----------       -----------       -----------

GROSS PROFIT                                 474,516           245,124           838,803           523,717

OPERATING EXPENSES:
  General and administrative                 150,880           162,527           314,715           344,606
  Marketing and selling                      192,004           191,525           377,897           409,739
  Research and development                   107,386           126,317           214,904           362,315
                                         -----------       -----------       -----------       -----------
                                             450,270           480,369           907,516         1,116,660
                                         -----------       -----------       -----------       -----------

EARNINGS (LOSS) FROM OPERATIONS               24,246          (235,245)          (68,713)         (592,943)

OTHER INCOME (EXPENSE):
  Interest expense                            (1,093)           (2,584)           (2,184)           (3,476)
                                         -----------       -----------       -----------       -----------

EARNINGS (LOSS) BEFORE INCOME TAXES           23,153          (237,829)          (70,897)         (596,419)

  Income taxes                                 1,000             1,000             2,000             2,000

                                         -----------       -----------       -----------       -----------
NET EARNINGS (LOSS)                      $    22,153       $  (238,829)      $   (72,897)      $  (598,419)
                                         ===========       ===========       ===========       ===========
BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE:
  Class A common                         $      0.01       $     (0.10)      $     (0.03)      $     (0.24)
  Class B common                         $      0.01       $     (0.10)      $     (0.03)      $     (0.24)


The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
          SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003 - (UNAUDITED)

                                                                                SIX MONTHS ENDED JUNE 30
                                                                                -------------------------
                                                                                  2004            2003
                                                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                           $ (72,897)      $(598,419)
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                               114,415         105,715
      (Gain) loss from sale of property, plant and equipment                      (44,337)        (43,119)
        Changes in operating assets and liabilities:
          Accounts receivable                                                    (349,472)         64,541
          Inventories                                                             223,768         102,780
          Net investment in sales-type leases                                     135,051         177,357
          Prepaid expenses and other current assets                                 2,142           7,029
          Accounts payable and accrued expenses                                    31,162         (52,141)
          Income taxes                                                               (185)           (466)
          Deferred revenue and customer deposits                                   23,715          56,004
                                                                                ---------       ---------
            Total adjustments                                                     136,259         417,700
                                                                                ---------       ---------
        Net cash provided by (used in) operating activities                        63,362        (180,719)
                                                                                ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                 --          (2,929)
  Proceeds from sale of property, plant and equipment                                  --          15,117
  Capitalized software production costs                                           (81,000)        (60,150)
                                                                                ---------       ---------
        Net cash provided by (used in) investing activities                       (81,000)        (47,962)
                                                                                ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) borrowings on revolving credit facility, net                          18,390         167,310
                                                                                ---------       ---------
        Net cash provided by (used in) financing activities                        18,390         167,310
                                                                                ---------       ---------

Net increase (decrease) in cash and cash equivalents                                  752         (61,371)

Cash and cash equivalents at beginning of year                                     88,606          92,023

                                                                                ---------       ---------
Cash and cash equivalents at end of period                                      $  89,358       $  30,652
                                                                                =========       =========

Supplemental disclosures of cash flow information:
  Cash received from income tax refunds                                         $      --       $      --
  Cash paid for income taxes                                                        2,185           2,465
  Cash paid for interest expense                                                    2,122           2,876

The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 2004 - (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished herein reflects all adjustments and accruals that management believes are necessary to fairly state the operating results for the respective periods. Operating results for the three-month and six-month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's 2003 Annual Report to Shareholders.

2. INVENTORIES

Inventories consisted of the following:

                                         JUNE 30       December 31
                                          2004            2003
                                        ---------      -----------
Raw materials and supplies              $ 344,079       $ 417,402
Work-in-process and finished goods        376,203         505,865
Maintenance and demo parts                193,824         199,556
Reserve for obsolescence                 (174,302)       (159,251)
                                        ---------       ---------

Total inventories                       $ 739,804       $ 963,572
                                        =========       =========

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

As of June 30, 2004, gross capitalized software production costs of $399,785 have been reduced by $155,509 of accumulated amortization.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2004 - (UNAUDITED)
                                   (CONTINUED)

4. REVOLVING CREDIT FACILITY

On December 23, 2002, the Company signed a revolving credit facility renewal with esitec, llc, an entity controlled by affiliates of ETC. The term of the revolving credit facility ended December 31, 2003, at which time it renewed automatically in consecutive one-year increments, provided that either party may terminate the revolving credit facility upon 45 days written notice. Under the revolving credit facility, the Company can borrow up to a maximum of $200,000. Interest is payable monthly at a rate of prime as quoted in the Wall Street Journal, and any outstanding balances of principal and interest are due at the end of the term. The revolving credit facility is secured by trade accounts receivable. As of June 30, 2004, the Company had borrowings of $108,390 under the revolving credit facility. Interest paid for borrowings on the revolving credit facility during the six-month period ended June 30, 2004 was $2,184.

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

                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                   ----------------------------       -----------------------------
                                                     JUNE 30          June 30           JUNE 30           June 30
                                                      2004             2003              2004              2003
                                                   -----------      -----------       -----------       -----------
Net earnings as reported                           $    22,153      $  (238,829)      $   (72,897)      $  (598,419)
Less employee compensation expense determined
 under a fair value based method, net of
 related tax effects                                     3,437            3,996             4,960             7,993
                                                   -----------      -----------       -----------       -----------

Pro forma net earnings                             $    18,716      $  (242,825)      $   (77,857)      $  (606,412)
                                                   ===========      ===========       ===========       ===========
Basic and diluted earnings per share:
 As reported:
  Class A common                                   $      0.01      $     (0.10)      $     (0.03)      $     (0.24)
  Class B common                                   $      0.01      $     (0.10)      $     (0.03)      $     (0.24)
 Pro forma:
  Class A common                                   $      0.01      $     (0.10)      $     (0.03)      $     (0.24)
  Class B common                                   $      0.01      $     (0.10)      $     (0.03)      $     (0.24)

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

Since the middle of 2000, ETC and the telecommunications industry have been severely impacted by slowing economic conditions. In addition, the explosive growth of the telecommunications industry over the approximate ten-year period prior to the slowdown had resulted in an over capacity in the telecommunications industry infrastructure. These conditions have caused our customers to delay and/or scale back their purchases of capital equipment for their telecommunication networks, which has resulted in significant decreases in our sales volume. The decreased sales volume has caused significant financial losses for ETC together with significant uses of working capital. ETC has adjusted its operations by cutting costs several times, beginning in 2001 and continuing through 2003. We are continuing to monitor our sales levels and operations to determine if additional adjustments are necessary to reach breakeven for profitability and cash flow. Sales revenues have increased in 2004 over 2003 levels, resulting in a profit for the second quarter of 2004. It is not possible to predict whether sales will continue to increase. In addition, the Company has repaid all outstanding advances on its revolving credit facility in August 2004.

RESULTS OF OPERATIONS

REVENUES

Net sales were $1,022,982 and $628,466 for the three-month periods ended June 30, 2004 and 2003, respectively, an increase of 63% between periods. Net sales for the 2004 three-month period ended June 30, 2004 were comprised of equipment sales of $539,627, or 53% of total net sales, and revenues from operating leases, sales-type leases, and services of $483,355 or 47%. Net sales for the 2003 three-month period ended June 30, 2003 were comprised of equipment sales of $154,334 or 25%, and revenues from operating leases, sales-type leases, and services of $474,132 or 75%.

Net sales were $1,839,655 and $1,348,410 for the six-month periods ended June 30, 2004 and 2003, respectively, an increase of 36% between periods. Net sales for the 2004 six-month period were comprised of equipment sales of $902,432, or 49% of total net sales, and revenues from operating leases, sales-type leases, and services of $937,223 or 51%. Net sales for the 2003 six-month period were comprised of equipment sales of $365,614 or 27%, and revenues from operating leases, sales-type leases, and services of $982,796 or 73%.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

The increase in net sales in the 2004 three-month and six-month periods was due primarily to higher customer demand for our interactive voice information systems. Even though our customers continue to be severely impacted by depressed economic conditions and over-capacity in the domestic telecommunications industry, it appears that customer demand for these products may be showing signs of increasing. Even with this short-term increase, however, it is not possible to predict whether the increases will continue or the duration of depressed conditions in these customer industries. While we continue to see an increase in quotation activity for new systems, it is not possible to predict the success rate in turning these quotations into sales.

For the three-month period ending June 30, 2004, revenues from leases and services were up slightly due to sales of maintenance contracts and increased equipment installation fees, partially offset by lower lease revenue from our time weather temperature systems. As older leased time weather temperature systems are replaced by the sale of newer units, these lease revenues will continue to decrease, but will be partially offset by revenue from increased services provided to the time weather temperature systems that customers purchase to replace the leased units and by sales of new time weather temperature units. For the six-month period ended June 30, 2004, revenues from leases and services were down slightly due to the lower lease revenue from time weather temperature systems.

Product pricing for our equipment remained relatively constant between years. Inflation did not have a material impact on revenues.

GROSS PROFIT

Gross profit was 46% of net sales for the three and six-month periods ended June 30, 2004, compared to 39% for the comparable 2003 three and six-month periods. The increase in the gross profit percentage for the 2004 periods was due primarily to higher sales volume over which to spread fixed manufacturing costs, a higher sales mix of equipment versus services, and the positive effect of our cost reduction measures that included reductions of manufacturing personnel and related costs. It is possible that the reduced levels of manufacturing and service personnel could hamper our ability to meet customer demand should sales volume increase in the future. However, if this occurs we believe we could hire additional personnel to meet our needs.

OPERATING EXPENSES

For the three-month periods ended June 30, 2004 and 2003, total operating expenses were $450,270 or 44% of net sales, and $480,369 or 76% of net sales, respectively. Total operating expenses were $907,516 or 49% of net sales, and $1,116,660 or 83% of net sales for the six-month periods ended June 30, 2004 and 2003, respectively. General and administrative expenses, marketing and selling expenses, and research and development expense dollars were all significantly lower in the 2004 six-month period due to additional staff downsizing implemented in the first quarter of 2003 that did not take effect until the second quarter of 2003. Cost reduction programs and staff downsizing implemented beginning late in the first quarter of 2001 and continuing through 2003 have reduced our workforce by approximately 60% and included all departments within ETC.

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

OTHER INCOME AND EXPENSE

Net other expense was $2,184 and $3,476 for the six-month periods ended June 30, 2004 and 2003, respectively, and was related to interest expense incurred on line of credit borrowing during the periods.

INCOME TAXES

Income tax expense was $2,000 for each of the six-month periods ended June 30, 2004 and 2003, and was related to minimum taxes due for various states.

NET EARNINGS AND EARNINGS PER SHARE

For the three-month period ended June 30, 2004, net earnings were $22,153 compared to a net loss of $238,829 for the three-month period ended June 30, 2003. Net loss was $72,897 and $598,419 for the six-month periods ended June 30, 2004 and 2003, respectively. The profit for the 2004 three-month period and the significant decrease in net loss between six-month periods was due primarily to the higher sales volume over which to spread fixed costs and the resultant higher gross margin, together with the lower operating expenses from the cost reduction programs and staff downsizing.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $692,104 at June 30, 2004, compared to $734,541 at December 31, 2003. The decrease in working capital in 2004 was primarily due to the net loss and an increase in accounts receivable from higher sales in the three-month period ended June 30, 2004, partially offset by a decrease in inventory levels and collection of customer payments on long-term sales-type leases. Cash provided by operating activities of $63,362 in the six-month period ended June 30, 2004, was a result of decreasing inventory levels via sales of available products and decreasing sales-type leases by collecting amounts due from customers, partially offset by the net loss and funding an increase in accounts receivable from increased sales. Cash used in operating activities of $180,719 in the comparable 2003 period was a result of the net loss, partially offset by a decrease in inventories and collection of accounts receivable and sales-type leases.

In the six-month period ended June 30, 2004, cash generated internally by selling inventory and collecting from customers of sales-type leases was used to fund the net loss and an increase in accounts receivable. In the six-month period ended June 30, 2003, cash provided by borrowing on a revolving credit facility, a decrease in inventories, and increased collections of accounts receivable and sales-type leases was used to finance the net loss.

Capital expenditures were $0 and $2,929 for the six-month periods ended June 30, 2004 and 2003, respectively. In addition, the Company capitalized software production costs incurred in the 2004 six-month period of $81,000 and in the 2003 six-month period of $60,150 related to internally developed software products that will be sold, leased, or otherwise marketed.

                      ELECTRONIC TELE-COMMUNICATIONS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Accounts receivable increased from $178,302 at December 31, 2003, to $527,774 at June 30, 2004 due to the increase of equipment sales in the three-month period ended June 30, 2004 and the timing of collections of the related accounts receivable from customers. Inventories decreased from $963,572 at December 31, 2003, to $739,804 at June 30, 2004 due to sales of voice information systems during the six-month period ended June 30, 2004 that were in stock, and our concerted effort to keep inventory levels low to conserve cash. Net investment in sales-type leases decreased from $301,005 at December 31, 2003, to $165,954 at June 30, 2004 due to payments received from customers on our sale-type leases of our Audichron 410 time weather temperature systems. Another factor contributing to the decrease in sales-type leases has been the Company's decision to de-emphasize new sales-type lease contracts for time weather temperature systems in favor of selling such systems directly to customers or to third party lessors. It is expected that the cash flow generated from new sales of time weather temperature systems will offset the decrease in cash flow related to the declining sales-type leases.

ETC has sustained substantial operating losses over the past three years. In addition, we have used substantial amounts of working capital in our operations. The losses and use of working capital were a result of the significant decrease in sales caused by lower customer demand for our products. Our customers have been severely impacted by slowing economic conditions and over-capacity, especially in the domestic telecommunications industry, which adversely impacted customers' buying decisions. Based on the above, the report of the independent auditors included in our 2003 annual report contains a statement that there is substantial doubt about our ability to continue as a going concern. Management's plans in regard to these matters are covered below and are also described in
Note 16 to the financial statements in that annual report.

To address the resultant cash flow requirements caused by the decrease in sales, ETC has reduced its workforce by over 60% beginning in 2001 and continuing into 2003 through a combination of terminations and lay-offs. To supplement cash flow in the short-term, we entered into an agreement with an entity controlled by affiliates of ETC for up to $200,000 of borrowing availability. As of June 30, 2004, we had borrowings of $108,390 on the revolving credit facility. On August 5, 2004, the Company repaid all outstanding advances on its revolving credit facility. It is the affiliated entity's current position that $200,000 will continue to be the maximum that will be made available under the revolving credit facility.

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

CONTRACTUAL OBLIGATIONS

ETC has contractual obligations for operating leases for its facilities in Waukesha, Wisconsin and Norcross, Georgia. The leases end in 2007 and 2008, respectively. Future minimum lease payments as of June 30, 2004, for the two facilities are as follows:

2004              $   161,200
2005                  330,800
2006                  340,600
2007                  350,900
2008                   65,100
                  -----------
Total             $ 1,248,600
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

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting policies since the filing of our Annual Report on Form 10-KSB for the year ended December 31, 2003. As discussed in our annual report, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

        (b)      Reports on Form 8-K

                       The Company filed a Current Report of Form
                       8-K dated August 3, 2004, to furnish a press release dated August 3, 2004 announcing its second quarter 2004 financial results.

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

Date: August 10, 2004

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
--------       -----------
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